Form 10-Q
period 2009-03-31
Disability Access Corp
filed 2009-09-28
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-53538

DISABILITY ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5702367
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3355 Spring Mountain Road, Suite 66 Las Vegas, NV	89102
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 327-7266

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 22, 2009, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$ 96,358	$ 113,509
Accounts receivable, net of allowance of $1,448 and $1,448	200,990	240,458
Other current assets	7,167	6,710
Total current assets	304,515	360,677

Property and equipment, net	359,153	367,825

Goodwill	908,712	908,712
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,576,765	$ 1,641,599

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 47,542	$ 78,942
Accrued expenses	86,000	90,092
Advances payable	558	732
Advances from related parties	38,588	38,588
Notes payable, current portion	29,724	31,935
Notes payable, related party, including accrued interest	323,269	316,930
Note payable, officer	168,200	176,202
Lease payable, current portion	1,393	2,483
Debentures payable, current portion	112,763	182,350
Total current liabilities	808,037	918,254

Debenture payable, long term portion	72,324	-

Total liabilities	880,361	918,254

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 issued and outstanding	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding	24,377	24,377

Additional paid-in capital	1,694,443	1,694,443
Accumulated deficit	(1,022,596)	(995,655)

Total stockholders' equity	696,404	723,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,576,765	$ 1,641,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008

Sales	$ 283,156	$ 280,725
Cost of sales	126,205	144,023

Gross profit	156,951	136,702

Operating costs and expenses
Selling expense	20,000	20,560
General and administrative	149,553	151,536

Total operating costs and expenses	169,553	172,096

Loss from operations before other expense	(12,602)	(35,394)

Interest expense, net	(14,339)	(19,774)
Change in fair value of derivative liability	-	(136,561)

Net loss	$ (26,941)	$ (191,729)

Loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding	2,437,676,200	2,335,489,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$ (26,941)	$ (191,729)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	27,415	14,959
Bad debts	-	(13,500)
Change in fair value of derivative liability	-	136,561
Accrued interest on related party loans	6,339	1,085
Decrease (increase) in assets:
Accounts receivable	39,468	111,472
Other current assets	(457)	(5,756)
Deposits	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(32,929)	14,344

Cash provided by operating activities	12,895	67,436

Cash flows from investing activities:
Cash paid for fixed assets	(18,743)	(61,913)

Cash used by investing activities	(18,743)	(61,913)

Cash flows from financing activities:
Payments on notes and capital leases	(3,301)	(7,489)
Payments on related party notes	(8,002)	(24,538)

Cash used by financing activities	(11,303)	(32,027)

Net increase (decrease) in cash	(17,151)	(26,504)
Cash, beginning of period	113,509	140,047
Cash, end of period	$ 96,358	$ 113,543

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 9,355	$ 6,004

Non-cash financial activities:
Debenture principal converted to common stock	$ -	$ 11,070
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Debenture converted into parent common stock		14,000
Accrued interest on related party notes added to principal	8,433	23,497
Accrued interest on debentures added to principal	2,737	14,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our parent company, purchased Power-Save Energy Corp., a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation. However, on November 9, 2006, Disability Access Corporation Nevada (“DBYC NV”) was incorporated. Management’s original intent was to merge DAC under DBYC Delaware. Instead, DBYC NV was formed to replace DBYC Delaware.

On November 15, 2006, DBYC NV was merged into DBYC Delaware, with DBYC NV remaining as the surviving public corporation and a subsidiary of PTS, Inc. Under the terms of the planned Merger agreement dated October 17, 2006 DAC was to be merged with and into DBYC NV, with DAC continuing as the surviving corporation. On January 3, 2007, upon further consideration, the Board of Directors of PTS, Inc. reconsidered the structure and decided, for various business optimization purposes, to forgo the merger of DAC. Instead, DAC became a wholly-owned subsidiary of DBYC NV.

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to state and local governmental entities and to commercial businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California and Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's Form 10 as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $26,941 for the three months ended March 31, 2009, and have a working capital deficiency of $503,522 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, either through the sale of equity shares or an increase in revenue from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DBYC and DAC. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

DAC generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, and review of policies and procedures of the client. In all cases, revenue is recognized as earned by the Company. Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting. For progress-basis contracts, the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. The Company generally seeks progress-based agreements when the length of engagement will exceed two months and the size of contract exceeds $25,000.

Concentrations

Customers:

During 2009, four customers accounted for 85% of our revenue. During 2008, two customers accounted for 60% of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At March 31, 2009, four customers accounted for a total of 94% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at March 31, 2009.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three month periods ended March 31, 2009 and 2008 since the effect would be anti-dilutive. There were 4,236,694,286 and 4,553,269,524 common stock equivalents outstanding at March 31, 2009 and 2008, respectively (see Note 5).

Software Development Costs

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

During the three months ended March 31, 2009, we have capitalized $18,743 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are not readily convertible to cash based on our historical trading volume.

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended March 31, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

As of January 1, 2009 principal and related accrued interest owed to our parent, PTS, pursuant to our 8% convertible promissory notes were amended into new 8% convertible notes, each note maturing December 31, 2009 and retaining the same conversion provisions as the original notes. The notes are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. At March 31, 2009 principal and accrued interest on the notes was $316,930 and $6,339, respectively.

As of March 31, 2009 we have an additional payable to PTS of $38,588.

During 2009 we repaid $8,002 of principal and $8,900 of interest to an officer of DAC.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On January 1, 2009, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $72,324. The debentures bear interest at 8%, are due on December 31, 2011 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

During 2009 we repaid $8,002 of principal and $8,900 of interest to an officer of DAC.

NOTE 5 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of March 31, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 4,229,400,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company. PTS holds debt that is convertible into 2,309,064,286 shares of common stock of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and PTS will not convert any preferred shares or debt.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and PTS, our remaining common stock equivalents exceed our common shares available for issuance by approximately 1,120,300,000. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and PTS have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at March 31, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

Company Overview

Disability Access Corporation (the “Company” or “DBYC”) presently has one subsidiary company, Disability Access Consultants, Inc. Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our parent company, purchased Power-Save Energy Corp., a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation. However, on November 9, 2006, Disability Access Corporation Nevada (“DBYC NV”) was incorporated. Management’s original intent was to merge DAC under DBYC Delaware. Instead, DBYC NV was formed to replace DBYC Delaware.

On November 15, 2006, DBYC NV was merged into DBYC Delaware, with DBYC NV remaining as the surviving public corporation and a subsidiary of PTS, Inc. Under the terms of the planned Merger agreement dated October 17, 2006 DAC was to be merged with and into DBYC NV, with DAC continuing as the surviving corporation. On January 3, 2007, upon further consideration, the Board of Directors of PTS, Inc. reconsidered the structure and decided, for various business optimization purposes, to forgo the merger of DAC. Instead, DAC became a wholly-owned subsidiary of DBYC NV. See the chart below for a visual representation of the chain of events.

Notwithstanding the above transactions, DBYC and DAC remain subsidiaries of PTS, Inc.

March 15, 2005
Power Save Energy Corporation formed.
October 11, 2006
PTS purchases Power Save Energy Corporation.
October 11, 2006
PTS renames Power Save Energy Corporation DBYC Delaware
November 15, 2005
PTS, Inc. purchases 100% of DAC-California.
December 15, 2004
PTS Cards, Inc. is incorporated in Nevada.
October 17, 2006
DAC California signs a merger agreement with DBYC Delaware effective January 1, 2007 for DBYC Delaware to remain the surviving corporation and a subsidiary of PTS, Inc.
November 8, 2006
PTS Cards, Inc. changes its name to Disability Access Corporation (DBYC NV).
November 15, 2006
DBYC Nevada merges with DBYC Delaware with DBYC Nevada remaining the surviving corporation.
January 3, 2007
DBYC NV amends the merger agreement with DAC California, whereby DAC California becomes a wholly owned subsidiary of DBYC Nevada. DBYC Nevada remains a subsidiary of PTS, Inc.

Disability Access Consultants, Inc. (“DAC”), out of an effort to create a system to facilitate and expedite the processes related to inspections based on the regulatory standards for the American with Disabilities Act (ADA) has developed a proprietary web-centric process which can be used for such purpose.  In addition to its original purpose, the process can also be adapted for other areas of regulatory inspection and requirements.  Though DAC’s original business is founded on performing ADA inspections, its efforts to automate the inspection process have resulted in an interactive system which can be readily adapted to a wide range of other regulatory required inspection areas such as but not limited to: Building Inspections, Health Inspections, Mine Safety, OSHA, Fire Inspections, etc.

DAC offers a full continuum of accessibility compliance services, software and automated solutions to comply with the requirements for mandated and recommended services for individuals with disabilities in accordance with federal, state and local laws and regulations.  Services are provided to a broad spectrum and growing number of clients as the concept of “ADA is Everyone’s Business” integrates into a large network of businesses and public entities.

Included in DAC’s automated solution for data collection, processing and reporting is compliance with state and federal accessibility regulations and codes.  DAC currently uses DACTrak by our staff to inspect sites and “process” a compliance report.  DACTrak provides a web based solution for the client to view, interact and manage their compliance data. The use of AcTrak was originally designed as a term for using the software on the pc tablet for the actual inspection process.  DACTrak was designed as the data management portion of the software for the clients to update and manage their report.  To avoid confusion, the terms AcTrak and DACTrak were “blended” or combined to refer to the same software, regardless of their use.  AcTrak was originally intended to be the intake portion of the software that utilized the laptop tablet.  DACTrak was the automatically generated report and the report management features that utilized the web. Over time, AcTrak has blended into DACTrak and the terms are used  in a similar capacity and reference. The software is now named DACTrak. The term DACTrak will be utilized in this document, as applicable.

 Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are roughly thirty-five (35%) complete towards a similar product service and system comparable in nature and method to our existing ADA software and services, along with other federal markets.  We expect to complete the software and development of the Fair Housing product in the fourth quarter 2009 and further expect release for commercial utilization in the first quarter of 2010.

As noted above, DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Directors has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. Accordingly, the Company has sent representatives to China to establish the basis for introducing our products and services and has continued discussions with interested parties, to which efforts the Company believes will be productive post the global economic crisis. The Company’s Board feels this future expansion opportunity will help maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private.  In the event that business circumstances warrant, the company has available, at no charge, an additional corporation named China Disability Access Corporation” which was created in 2006 by its parent company for such future use if and when warranted as well as to provided some protection to the name.

Our Products and Services

Currently our services include onsite facility surveys by our inspectors utilizing DACTrak, review of client policies and procedures for discriminatory practices, consultation, plan reviews, expert witness services and providing training and staff development sessions.  Our current principal income is obtained from the use of our services and proprietary software related to accessibility compliance with State and Federal standards.

Though based on our earlier version the new version of DACTrak software has further enhanced and expanded the automated features of the entire inspection process and embraces a new business model, which significantly reduces the inspection and report generation time period, improving productivity by factors in excess of 800%, by using the tools and methodologies as generally outline and described below. Disability Access Corporation has created and is currently refining a do-it-yourself self service, subscription based, fully automated process to be used both internally and marketed to the public. We are currently completing the training manual and training materials for the do-it-yourself self service product.  The product is expected to be ready for customers in the fourth quarter of 2009.

These tools enable end-to-end do-it-yourself subscription based compliance solutions that are focused on large enterprise clients, specifically the federal government and other large corporate and public entities.  In addition, the product is designed to incorporate partnerships with existing competition by enabling them use of the product while safeguarding our knowledgebase and maintaining complete control.  In short, we have automated the entire process from a time-consuming, labor intensive and highly specialized procedure to a simple and fast method requiring minimal training.

DACTrak has improved worker productivity, created faster production delivery and provides enterprise management while drastically reducing labor costs and turn around times. Client access to information is managed and readily available through a web browser.  Inspections and field data are automatically processed and delivered to the client in real time.  The products will be available for large volume jobs such as the US Government.  Program updates will be accomplished through an auto feature and will work globally for all clients.

DACTrak is currently working and producing revenue in the current market. Fees vary due to the type, size, location, and quantity of the inspections to be completed and the timeline requested for completion. The potential market of clients that needs not only data collection, but automated processing of complex data and web based interaction and management is large and represents a significant revenue potential.  Reports were previously distributed by hard copy or on cd.  Reports are now accessed by the client via the web browser.  In selected cases, hard copies of the reports can be mailed or sent via PDF.

Competition

There is currently no do-it-yourself automated model electronic processing system available.  Based on our surveys and studies, our competition uses manual processes and rudimentary database lists are the only types of processes used at this time by competitors.  As a result, the surveys are laborious, require extensive training and not comprehensive.

Competitive Advantages

Most of DAC’s current competitors are architectural firms that perform design work in addition to ADA inspections and services, generally at higher prices than DAC. DAC is aware of some pricing by bid results and phone calls from clients.

What sets DAC apart from the competition is that DAC has developed the software, methodology and experience that exceed the competition’s data collection and delivery methods.  DAC has also developed a method to process complex information and has developed a methodology for data management. DAC has researched the delivery methods of our competitors. Some competitors do not use any databases. DAC is not aware of competitors that have a “self service or automated model” that processes complex information using an automated process. DAC has provided a technology based delivery of our inspection reports, which is not done by the majority of our competitors. Most of our competitors use simple database reporting.  DAC does not provide design services.

DAC also has the competitive advantages of lower cost of services that generates competitive pricing, as well as efficient and speedy report generation.  Our market speed and recognition will continue to develop and provide for a large increase in volume.  DAC has an established diverse client base.

As previously mentioned, the target market for future DAC clients expands beyond the market for accessibility products and services.  Expanding our currently working and revenue generating software into other markets is now a reality.

There is currently no do-it-yourself automated model electronic processing system available from the competition.  Based on our surveys and studies, manual processes and rudimentary database lists are the only types of processes used at this time by competitors.  As a result, the surveys are laborious, require extensive training and not comprehensive.

•

We Are the Developers of Our Technology. For the last 7 years we have been at the forefront in the innovation and design of automating the ADA inspection process.

•

We are the Creators of Our Own Technology.  We offer a superior technological solution at a far superior price.  Based upon research and analysis of our competitors, management believes we are the leading company in technology currently providing ADA inspections.

•

We Offer a Turn-Key Solution.  DAC offers a complete inspection, evaluation, reporting and data retention process for our ADA customers.  DAC further expects to extend this solution basis to other areas of required regulatory compliance.

Customers

Our new customers are mainly derived from “word of mouth” from current and previous customers, particularly as the litigation community as well as the construction contractor community is fairly small, need by these patrons stimulate peer query and we have enjoyed the resulting positive referrals.  Additionally, we obtain new patrons through customer initiated Website searches and from responding to various public “Request For Proposals”.

A very important component of the Market Strategy is customer retention.  The Company’s product is Web based not client based, and as such the customer is compelled to continue with the Company’s services for both software updates and data storage, the absence of which renders the customers final reports as static and of limited use in the changing reporting environment, thus effectively once a customer always a customer.

Though the product utilization opportunities are vast the larger potential core users are much more defined and easily targeted for presentation.  The following sales methodologies will be utilized; 1) direct sales solicitations; 2) target specific industry trade magazines; 3) web based marketing; 4) seminars and trade shows.  Additionally, as the Company’s solutions provide for a timely report turnaround at efficient pricing there will be a natural viral consumer marketing solution as various professionals share their solutions (most of the existing customers for DAC have been obtained in this manner); 5) Future Government Contracts.  The federal government is moving its facility requirements to match the current ADA standards, as such both systems and inspections services are expected to be routinely “put out for government bid”.

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues, todate, to benefit from a contract with a large international fast food chain.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client.  While confidentiality provisions limit reference to the client’s name the client is contractually committed to retain DAC’s services related to approximately 4,000 locations, however at the direction of the Securities and Exchange Commission we are required to disclose that this contract is with YUM Brands, Inc.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges clients an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the company has had significant other client activity such that the company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

The recently enacted economic stimulus legislation includes provisions for the construction and/or renovation of a number of government facilities, with collective construction budgets well into the billions.  By existing law these new and/or renovated facilities will be required to follow ADA compliance and accordingly provide additional business opportunities for our Company.

Intellectual Property

We regard the protection of copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. Due to the high cost of filing, we have not filed trademark applications for our brand and logos, however as we increase our capital resources we intend to submit our most recently developed technology applications for various categories of intellectual property protection.

Government Regulation

Compliance with the Americans with Disabilities Act (ADA), federal accessibility standards and state disability laws and regulations applies to business and public entities.  The market is unique in that it is driven by accessibility requirements that are mandated.  Buildings, facilities, venues and programs that are open to the public are required to be accessible for individuals with disabilities.  Properties and services that are not accessible may be discriminatory and present a potential liability for property owners.  Purchasing properties that do not meet the required federal and state standards increase exposure to lawsuits and present additional liability for property owners and managers.

● More than 54 million people (20% of the population) in the United States have a disability ¹.

● The Americans With Disabilities Act (ADA) passed in 1990 ², requires all organizational entities, public or private, with more than 15 employees, to provide equal access for individuals with disabilities.

● There are more than 6.9 million firms in the United States which have more than 20 employees; these businesses have more than 7 million sites at risk ³.

With the adoption of contemporary state and local building codes and with an increasing aging population demanding safe access, the need for accessibility risk management, compliant buildings and accessible programs will continue to intensify.

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

The U.S. Census Bureau, 2002 Economic Census was filed as Exhibit 99.1 to the Company’s General Form for Registration of Securities on Form 10 Amendment No. 3 filed on September 18, 2009.

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  The Company spent $435,485 in 2007 on ordinary support and maintenance of the Company's software and system, through which the Company identified areas for future software and system development and accordingly spent $236,135 in 2008 which was capitalized. Though the clients of the Company will benefit from the efficiencies gained through our Research and Development, the Company will be able to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

•

Expand service areas, markets and applications beyond our current target market of compliance with accessibility regulations for state and local governments and businesses.

•

Provide an option for our clients to utilize DACTrak to collect data themselves by licensing DACTrak on our customized pc tablet.

•

Develop the infrastructure to support growth to other markets and applications.

•

Provide regulatory agencies and businesses with an automated tool that can be used directly by the agency or business to provide consistent and reliable data collection and analysis of field information and the methodology to manage and update data.

•

Provide training seminars.

•

Develop training materials and publications for purchase.

•

Provide licensing or subscription based use of DACTrak and the DAC pc tablet.

Employees

Disability Access Corporation currently has three employees who serve in administrative positions and three independent consultants.

Through our subsidiary, Disability Access Consultants, Inc., we have an additional seven full time employees and three independent consultants who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

Barbara Thorpe has extensive experience in accessibility solutions and assisting individuals with disabilities.  She serves as President, and along with her management responsibilities provides the vision to our IT Department to develop and expand the automated inspections systems.

Office and Facilities

Our corporate headquarters are located at 3355 Spring Mountain Road, Suite 66, Las Vegas, NV 89102, our telephone number at this address is 702-882-3999 and our executive offices are located at 720 W. Cheyenne Ave. Suite 220, North Las Vegas, NV 89030, our telephone number at this address is 702-649-7411. In addition, the Company has a northern California office located at 4160 Cherokee Road, Oroville, CA 95965.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, and review of policies and procedures of the client. In all cases, revenue is recognized as earned by the Company.  Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting. For progress-basis contracts, the Company invoices the client when it has completed the specified portion of the agreement, thereby, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. The Company generally seeks progress-based agreements when the length of engagement will exceed two months and the size of contract exceeds $25,000.

Software Development Costs

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under our stock option plans. We did not grant any option awards during 2009, 2008 or 2007.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  The Company spent $435,485 in 2007 on ordinary support and maintenance of the Company's software and system, through which the Company identified areas for future software and system development and accordingly spent $236,135 in 2008 which was capitalized. Though the clients of the Company will benefit from the efficiencies gained through our Research and Development, the Company will be able to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

•

Expand service areas, markets and applications beyond our current target market of compliance with accessibility regulations for state and local governments and businesses.

•

Provide an option for our clients to utilize DACTrak to collect data themselves by licensing DACTrak on our customized pc tablet.

•

Develop the infrastructure to support growth to other markets and applications.

•

Provide regulatory agencies and businesses with an automated tool that can be used directly by the agency or business to provide consistent and reliable data collection and analysis of field information and the methodology to manage and update data.

•

Provide training seminars.

•

Develop training materials and publications for purchase.

•

Provide licensing or subscription based use of DACTrak and the DAC pc tablet.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are not readily convertible to cash based on our historical trading volume.

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control 86.64% of our voting power at March 31, 2009.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis on December 31 of each year, or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2009 or 2008.

Results of Operations.

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008.

Revenue

Total revenue was $283,156 for the three months ended March 31, 2009 compared to $280,725 during the three months ended March 31, 2008, an increase of $2,431, or 1%. Revenue recognized on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2009 decreased by $17,818, or 12%, to $126,205 for the three months ended March 31, 2009 from $144,023 for the three months ended March 31, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $14,507 and travel expense decreased by $3,311 from 2008. The decreases result from reductions in overtime costs and location travel costs.

Selling Expenses

Selling expenses for the three months ended March 31, 2009 decreased by $561, or 3%, to $20,000 for the three months ended March 31, 2009 from $20,561 for the three months ended March 31, 2008. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2009 decreased by $1,983, or 1%, to $149,553 for the three months ended March 31, 2009 from $151,536 for the three months ended March 31, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, rent and depreciation.

We do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the three months ended March 31, 2009 was a net expense of $14,339 as compared to $156,335 for the three months ended March 31, 2008. The decrease results primarily from a decrease in the noncash charge for the change in fair value of our derivative liability of $136,561. Total noncash expense was $0 and $136,561 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of March 31, 2009, we had a deficiency in working capital of $503,522. Cash provided by operations was $12,895 during the three months ended March 31, 2009. A loss of $26,941 was offset by a decrease in accounts receivable of $39,468 and by a non-cash charge of $27,415 for depreciation and amortization, partially offset by a decrease in accounts payable and accrued expenses of $32,979. Net cash used in investing activities totaled $18,743 for the three months ended March 31, 2009, expended on software development. Cash used by financing activities for the three months ended March 31, 2009 was $11,303, resulting from principal payments on notes.

The Company expects to incur substantial additional costs related to ongoing development activities. Our future cash requirements will depend on many factors, including continued progress in our sales and development program, and the cost of product commercialization. Accordingly, we may require external financing to sustain our operations if we cannot continue to achieve a positive cash flow. Success in our future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding and market acceptance for our services.

Our independent certified public accountants have stated in their report that due to our net losses and working capital deficiencies that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2009. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that we do not have any material exposure to interest or commodity risks.  Our financial results are quantified in U.S. dollars and our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

Risks Relating to Our Business

Doubt as to Ability to Continue as Going Concern

Our independent certified public accountants have stated in their report that due to our net losses and working capital deficiencies that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2009. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

The Company has experienced recurring operating losses and we currently have a working capital deficiency. There is a possibility that our revenues will not be sufficient to meet our operating costs. To date our liabilities have greatly exceeded our current assets. There is a substantial doubt that we can continue as a going concern.

The major part of the Company’s liabilities are in the form of loans which were obtained for operating and development purposes.  If these loans were not to be renewed the Company would be forced to seek either alternative financing sources, new equity investment, or alternatively sell certain material assets and/or seek reorganization under bankruptcy rules.  In the event these loans could not be continued there can be no current assurance of the continued viability of the Company.  Additionally, in the event that revenues were to decline below operating cost and such resultant loss exceeded cash and short term receivables there again can be no current assurance of the continued viability of the Company.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Our Stock is Thinly Traded, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements.

We have been cleared for quotation on the Grey Market. Shares of our common stock could be thinly traded on the Grey Market electronic trading platform, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Obtaining Additional Capital Through the Sale of Common Stock Will Result in Dilution of

Shareholder Interests.

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

We Are Unlikely to Pay Dividends on Our Common Stock in the Foreseeable Future, Therefore You May Not Derive Any Income Solely From Ownership of Our Stock.

We have never declared or paid dividends on our stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our stock. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Investors in penny stock should be prepared for the possibility that they may lose their entire investment.

We are not likely to succeed unless we can overcome the many obstacles we face.

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

Our acquisition strategy involves a number of risks.

We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions.  This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management’s attention from other business concerns, and the potential loss of key employees of acquired companies.  We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.   Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in Disability Access Corporation would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three month period ended March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Accel Energy Group, Inc. Articles		10		3.1	12/24/2008
3.2	Accel Energy Group, Inc. By Laws		10		3.2	12/24/2008
3.3	Accel Energy Group, Inc. Articles of Amendment, name change to Power-Save Energy Corp.		10		3.3	12/24/2008
3.4	Power-Save Energy Corp. Amendment of Articles, name change to Disability Access Corporation		10		3.4	12/24/2008
3.5	Disability Access Corporation Amendment of Articles, decrease in capital stock		10		3.5	12/24/2008
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
21	List of Subsidiaries		10/A #1		21	2/23/2009
99.1	U.S. Census Bureau, 2002 Economic Census		10/A#3		99.1	9/18/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2009

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors