Form 10-Q
period 2009-06-30
Disability Access Corp
filed 2009-09-28
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$ 110,788	$ 113,509
Accounts receivable, net of allowance of $1,448 and $1,448	56,902	240,458
Other current assets	500	6,710
Total current assets	168,190	360,677

Property and equipment, net	332,166	367,825

Goodwill	908,712	908,712
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,413,453	$ 1,641,599

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 18,249	$ 78,942
Accrued expenses	138,311	90,092
Advances payable	1,689	732
Advances from related parties	38,588	38,588
Notes payable, current portion	27,503	31,935
Notes payable, related party, including accrued interest	329,608	316,930
Note payable, officer	153,200	176,202
Lease payable, current portion	-	2,483
Debentures payable, current portion	112,763	182,350
Total current liabilities	819,911	918,254

Debenture payable, long term portion	72,324	-

Total liabilities	892,235	918,254

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 shares issued and outstanding	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding	24,377	24,377
Additional paid-in capital	1,694,443	1,694,443

Accumulated deficit	(1,197,782)	(995,655)

Total stockholders' equity	521,218	723,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,413,453	$ 1,641,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$ 165,935	$ 498,897	$ 449,091	$ 779,622
Cost of sales	127,421	145,062	253,626	289,085

Gross profit	38,514	353,835	195,465	490,537

Operating costs and expenses
Selling expense	19,500	19,603	39,500	40,164
General and administrative	180,330	115,621	329,883	267,156

Total operating costs and expenses	199,830	135,224	369,383	307,320

(Loss) income from operations before other expense	(161,316)	218,611	(173,918)	183,217

Interest expense, net	(13,870)	(19,043)	(28,209)	(38,817)
Change in fair value of derivative liability	-	(197,923)	-	(334,484)

Net (loss) income	$ (175,186)	$ 1,645	$ (202,127)	$ (190,084)

(Loss) income per common share, basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic	2,437,676,200	2,437,676,200	2,437,676,200	2,386,582,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$ (202,127)	$ (190,084)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	54,402	30,085
Bad debts	-	(12,409)
Change in fair value of derivative liability	-	334,484
Accrued interest on related party loans	12,678	12,172
Decrease (increase) in assets:
Accounts receivable	183,556	15,140
Other current assets	6,210	(4,941)
Deposits	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,780)	(24,119)

Cash provided by operating activities	45,939	160,328

Cash flows from investing activities:
Cash paid for fixed assets	(18,743)	(111,911)

Cash used by investing activities	(18,743)	(111,911)

Cash flows from financing activities:
Payments on notes and capital leases	(6,915)	(14,593)
Repayment of advances from related party	-	(11,543)
Payments on related party notes	(23,002)	(24,538)

Cash used by financing activities	(29,917)	(50,674)

Net (decrease) in cash	(2,721)	(2,257)
Cash, beginning of period	113,509	140,047
Cash, end of period	$ 110,788	$ 137,790

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 9,576	$ 10,352

Non-cash financial activities:
Debenture principal converted to common stock	$ -	$ 11,070
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Debenture converted into parent common stock	-	14,000
Accrued interest on related party notes added to principal	8,433	23,497
Accrued interest on debentures added to principal	2,737	14,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's Form 10 as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $202,127 for the six months ended June 30, 2009, and have a working capital deficiency of $651,721 as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We will need to increase revenue and/or raise additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and increased revenues from operations.

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

Concentrations

Customers:

During 2009 and 2008, three customers accounted for 58% and 68%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At June 30, 2009, two customers accounted for a total of 84% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at June 30, 2009.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three and six month periods ended June 30, 2009 and 2008 since the effect would be anti-dilutive. There were 7,763,945,714 and 7,636,245,714 common stock equivalents outstanding at June 30, 2009 and 2008, respectively (see Note 5).

For the three month period ended June 30, 2008, diluted weighted average shares used in the calculation of diluted earnings per share total 10,073,921,914. This amount consists of weighted average shares outstanding of 2,437,676,200 plus 7,636,245,714 dilutive potential common shares.

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

During the six months ended June 30, 2009, we have capitalized $18,743 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

As of January 1, 2009 principal and related accrued interest owed to our parent, PTS, pursuant to our 8% convertible promissory notes were amended into new 8% convertible notes, each note maturing December 31, 2009 and retaining the same conversion provisions as the original notes. The notes are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. At June 30, 2009 principal and accrued interest on the notes was $316,930 and $12,678, respectively.

As of June 30, 2009 we have an additional payable to PTS of $38,588.

During 2009 we repaid $23,002 of principal and $8,900 of interest to an officer of DAC.

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

During 2009 we repaid $23,002 of principal and $8,900 of interest to an officer of DAC.

NOTE 5 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of June 30, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 7,756,600,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company. PTS holds debt that is convertible into 4,708,685,714 shares of common stock of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and PTS will not convert any preferred shares or debt.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and PTS, our remaining common stock equivalents exceed our common shares available for issuance by approximately 2,248,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and PTS have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at June 30, 2009.

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

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues, todate, to benefit from a contract with a large international fast food chain.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client.  While confidentiality provisions limit reference to the client’s name the client is contractually committed to retain DAC’s services related to approximately 4,000 locations, however at the direction of the Securities and Exchange Commission we are required to disclose that this contract is with YUM Brands, Inc.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges clients an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee theclient also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the company has had significant other client activity such that the company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

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

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control 86.64% of our voting power at June 30, 2009.

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

Results of Operations.

For the three months ended June 30, 2009 the Company experienced significant downturn in anticipated revenues, which were mostly the result of delays in contract bid awards which appear to be the result of delays in budget funding from various jurisdictions as well as delays in order release from a large long term client whom had represented that such orders might be directed in the second quarter but were delayed to the third quarter.  As a result of these delays, anticipated contract awards and order submissions that were expected in the second quarter ended June 2009 were actually awarded in June and July, 2009.  Amongst other contract and revenue sources these significant contracts and orders became active in the third quarter beginning July 1, 2009.  The expected value of the completed afore referenced contracts are expected to generate in excess of $925,000.  As additional reference, the Company’s revenue generation in the third quarter started July 1, 2009 through the two months ended August 31, 2009 exceeded the gross revenue for the entire third quarter of the prior year.  Management expects that with the release of various stimulus funds and the apparent economic turnaround in the United States that additional and greater contract awards and orders will be available to the Company throughout the balance of the year and that the Company continues to expect to exceed prior year’s bottom line performance.  It should be noted that though revenue was off in the second quarter ended June 30, 2009 that the company was able to sustain itself through receivable collections and without additional borrowings.

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008.

Revenue

Total revenue was $165,935 for the three months ended June 30, 2009 compared to $498,897 during the three months ended June 30, 2008, a decrease of $332,962, or 67%. The decrease resulted from a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2009 decreased by $17,641, or 12%, to $127,421 for the three months ended June 30, 2009 from $145,062 for the three months ended June 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $25,436 and travel expense increased by $7,795 from 2008. The decreases result from reductions in overtime costs.

Selling Expenses

Selling expenses for the three months ended June 30, 2009 decreased by $103, or 1%, to $19,500 for the three months ended June 30, 2009 from $19,603 for the three months ended June 30, 2008. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2009 increased by $64,709, or 56%, to $180,330 for the three months ended June 30, 2009 from $115,621 for the three months ended June 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, rent and depreciation. The increase in general and administrative expenses resulted primarily from increases in compensation costs of approximately $16,000, consulting fees of approximately $19,000, depreciation of approximately $12,000 and a decrease in bad debt recoveries of approximately $15,000.

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

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the three months ended June 30, 2009 was a net expense of $13,870 as compared to $216,966 for the three months ended June 30, 2008. The decrease results primarily from a decrease in the noncash charge for the change in fair value of our derivative liability of $197,923. Total noncash expense was $0 and $197,923 for 2009 and 2008, respectively.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008.

Revenue

Total revenue was $449,091 for the six months ended June 30, 2009 compared to $779,622 during the six months ended June 30, 2008, a decrease of $330,531, or 42%. Revenue recognized in 2009 on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2009 decreased by $35,459, or 12%, to $253,626 for the six months ended June 30, 2009 from $289,085 for the six months ended June 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $39,944 and travel expense increased by $4,485 from 2008. The decreases result from reductions in overtime costs.

Selling Expenses

Selling expenses for the six months ended June 30, 2009 decreased by $664, or 2%, to $39,500 for the six months ended June 30, 2009 from $40,164 for the six months ended June 30, 2008. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2009 increased by $62,727, or 23%, to $329,883 for the six months ended June 30, 2009 from $267,156 for the six months ended June 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, rent and depreciation. The increase in general and administrative expenses resulted primarily from increases in consulting fees of approximately $27,000, depreciation of approximately $24,000 and a decrease in bad debt recoveries of approximately $55,000, partially offset by decreases in compensation costs of approximately $6,000, professional fees of approximately $5,000, rent of approximately $6,000 and other expenses of approximately $27,000.

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

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the six months ended June 30, 2009 was a net expense of $28,209 as compared to $373,301 for the six months ended June 30, 2008. The decrease results primarily from a decrease in the noncash charge for the change in fair value of our derivative liability of $334,484. Total noncash expense was $0 and $334,484 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had a deficiency in working capital of $651,721. Cash provided by operations was $45,939 during the six months ended June 30, 2009. A loss of $202,127 was offset by a decrease in accounts receivable of $183,556 and by a non-cash charge of $54,402 for depreciation and amortization. Net cash used in investing activities totaled $18,743 for the six months ended June 30, 2009, expended on software development.

Cash used by financing activities for the six months ended June 30, 2009 was $29,917, resulting from principal payments on notes.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended June 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Accel Energy Group, Inc. Articles		10		3.1	12/24/2008
3.2	Accel Energy Group, Inc. By Laws		10		3.2	12/24/2008
3.3	Accel Energy Group, Inc. Articles of Amendment, name change to Power-Save Energy Corp.		10		3.3	12/24/2008
3.4	Power-Save Energy Corp. Amendment of Articles, name change to Disability Access Corporation		10		3.4	12/24/2008
3.5	Disability Access Corporation Amendment of Articles, decrease in capital stock		10		3.5	12/24/2008
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)	X
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District	X
21	List of Subsidiaries		10/A #1		21	2/23/2009
99.1	U.S. Census Bureau, 2002 Economic Census		10/A#3		99.1	9/18/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2009

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors