Form 10-Q
period 2009-09-30
Disability Access Corp
filed 2009-11-16
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 16, 2009, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$ 115,637	$ 113,509
Accounts receivable, net of allowance of $1,448 and $1,448	172,126	240,458
Other current assets	500	6,710
Total current assets	288,263	360,677

Property and equipment, net of accumulated depreciation of $259,868 and $178,265, respectively	304,966	367,825

Goodwill	908,712	908,712
Advances receivable - related party	15,000	-
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,521,326	$ 1,641,599

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 26,132	$ 78,942
Accrued expenses	167,922	90,092
Advances payable	-	732
Advances from related parties	38,588	38,588
Notes payable, current portion	25,397	31,935
Notes payable, related party, including accrued interest	335,946	316,930
Note payable, officer	139,200	176,202
Lease payable, current portion	-	2,483
Debentures payable, current portion	112,763	182,350
Total current liabilities	845,948	918,254

Debenture payable, long term portion	72,324	-

Total liabilities	918,272	918,254

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 shares issued and outstanding	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and outstanding	24,377	24,377

Additional paid-in capital	1,694,443	1,694,443
Accumulated deficit	(1,115,946)	(995,655)

Total stockholders' equity	603,054	723,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,521,326	$ 1,641,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$ 441,306	$ 324,973	$ 890,397	$ 1,104,595
Cost of sales	153,378	182,770	407,004	471,855

Gross profit	287,928	142,203	483,393	632,740

Operating costs and expenses
Selling expense	19,802	19,857	59,302	60,021
General and administrative	172,751	178,633	502,634	445,788

Total operating costs and expenses	192,553	198,490	561,936	505,809

Income (loss) from operations before other expense	95,375	(56,287)	(78,543)	126,931

Interest expense, net	(13,539)	(16,298)	(41,748)	(55,115)
Change in fair value of derivative liability	-	(93)	-	(334,577)

Net income (loss)	$ 81,836	$ (72,678)	$ (120,291)	$ (262,761)

(Loss) income per common share, Basic	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
Basic	2,437,676,200	2,437,676,200	2,437,676,200	2,404,424,840
Diluted	10,292,164,771	2,437,676,200	2,437,676,200	2,404,424,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$ (120,291)	$ (262,761)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	81,602	45,757
Bad debts	-	(26,278)
Change in fair value of derivative liability	-	334,577
Accrued interest on related party loans	19,016	18,324
Decrease (increase) in assets:
Accounts receivable	68,332	168,224
Other current assets	6,210	3,696
Deposits	-	5,253
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	27,757	4,102
Advances payable	(732)	(2,022)

Cash provided by operating activities	81,894	288,872

Cash flows from investing activities:
Cash paid for fixed assets	(18,743)	(194,080)

Cash used by investing activities	(18,743)	(194,080)

Cash flows from financing activities:
Payments on notes and capital leases	(9,021)	(24,493)
Advances to related party	(15,000)	-
Repayment of advances from related party	-	(11,542)
Payments on related party notes	(37,002)	(29,739)

Cash used by financing activities	(61,023)	(65,774)

Net increase (decrease) in cash	2,128	29,018
Cash, beginning of period	113,509	140,047
Cash, end of period	$ 115,637	$ 169,065

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 9,663	$ 17,228

Non-cash Financing Activities:

Debenture principal converted to common stock	$ -	$ 11,070
Derivative liability reclassified to equity upon conversion of debt	-	77,739

Debenture converted into parent common stock	-	14,000
Accrued interest on related party notes added to principal	8,433	23,497
Accrued interest on debentures added to principal	2,737	14,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the Company's Form 10 as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $120,291 for the nine months ended September 30, 2009, and have a working capital deficiency of $557,685 as of September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During 2009 and 2008, two and one customers, respectively, accounted for 46% and 54%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At September 30, 2009, two customers accounted for a total of 82% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at September 30, 2009.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the nine month period ended September 30, 2009 and for the three and nine month periods ended September 30, 2008 since the effect would be anti-dilutive. There were 7,854,488,571 and 7,724,131,429 common stock equivalents outstanding at September 30, 2009 and 2008, respectively (see Note 5).

For the three month period ended September 30, 2009, diluted weighted average shares used in the calculation of diluted earnings per share total 10,292,164,771. This amount consists of weighted average shares outstanding of 2,437,676,200 plus 7,854,488,571 dilutive potential common shares.

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

During the nine months ended September 30, 2009, we have capitalized $18,743 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

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

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Effective January 1, 2009, the Company adopted new accounting guidance which requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

As of January 1, 2009 principal and related accrued interest owed to our parent, PTS, pursuant to our 8% convertible promissory notes were amended into new 8% convertible notes, each note maturing December 31, 2009 and retaining the same conversion provisions as the original notes. The notes are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. At September 30, 2009 principal and accrued interest on the notes was $316,930 and $19,016, respectively.

As of September 30, 2009 we have an additional payable to PTS of $38,587.

During the third quarter of 2009 we made advances aggregating $15,000 to PTS.

During 2009 we repaid $37,002 of principal and $8,900 of interest to an officer of DAC.

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

During 2009 we repaid $37,002 of principal and $8,900 of interest to an officer of DAC.

NOTE 5 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of September 30, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 7,847,200,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company. PTS holds debt that is convertible into 4,799,228,571 shares of common stock of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and PTS will not convert any preferred shares or debt.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and PTS, our remaining common stock equivalents exceed our common shares available for issuance by approximately 2,248,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and PTS have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at September 30, 2009.

NOTE 6 - SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 16, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues, to date, to benefit from a contract with a QSR chain, a large international fast food chain, DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges clients an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the company has had significant other client activity such that the company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs. For the nine months ended September 30, 2009, this client was responsible for 35% of our revenues.

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

● There are more than 5.6 million firms in the United States; these businesses have more than 7.2 million establishments and sites at risk ³.

With the adoption of contemporary state and local building codes and with an increasing aging population demanding safe access, the need for accessibility risk management, compliant buildings and accessible programs will continue to intensify.

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

3 http://www2.census.gov/econ/susb/data/2002/us_6digitnaics_empl_2002.xls

The 2002 County Business Patterns and 2002 Economic Census was filed as Exhibit 99.2 to the Company’s General Form for Registration of Securities on Form 10 Amendment No. 4 filed on November 10, 2009.

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  The Company spent $435,485 in 2007 on ordinary support and maintenance of the Company's software and system, through which the Company identified areas for future software and system development and accordingly spent $236,135 in 2008 which was capitalized. The Company has capitalized $18,743 of costs during 2009. Though the clients of the Company will benefit from the efficiencies gained through our Research and Development, the Company will be able to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

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

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the nine months ended September 30, 2009 and 2008, we have capitalized $18,743 and $150,824, respectively, of costs related to the development of software products which have achieved technological feasibility. No costs were capitalized during 2007. In 2006, DAC expended funds on their tablet software, reaching technical feasibility in January 2007. In 2007, DAC internally utilized the software on its existing clients testing software. In 2008, DAC decided to expand the initial product to be marketed to external users. During 2007 while the staff was using the new software various new solutions, logic pathways, end user functionalities were identified, as these were identified through the course of other normal recurring work specific charges were not recorded as Research and Development and would have been immaterial if those costs had been separately tracked.  The aforementioned solutions and functionalities became the foundation for the product development capitalized in 2009 and 2008.

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

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power at September 30, 2009.

Intangible and Long-Lived Assets

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. We assess the carrying value of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment". We have not recorded any impairment of long-lived assets.

Goodwill is accounted for in accordance with ASC Topic 350, "Intangibles – Goodwill and Other” We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2009 or 2008.

Results of Operations.

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008.

Revenue

Total revenue was $441,306 for the three months ended September 30, 2009 compared to $324,973 during the three months ended September 30, 2008, an increase of $116,333, or 36%. The increase resulted from an increase in 2009 inspections and projects, due to earlier delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2009 decreased by $29,392, or 16%, to $153,378 for the three months ended September 30, 2009 from $182,770 for the three months ended September 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Travel expense decreased by $29,498 from 2008.

Selling Expenses

Selling expenses for the three months ended September 30, 2009 and 2008 were $19,802 and $19,857, respectively. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2009 decreased by $5,882, or 3%, to $172,751 for the three months ended September 30, 2009 from $178,633 for the three months ended September 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in consulting fees of approximately $17,000, and rent of approximately $8,000 partially offset by increases in compensation costs of approximately $8,000 and depreciation of approximately $12,000.

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

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the three months ended September 30, 2009 was a net expense of $13,539 as compared to $16,391 for the three months ended September 30, 2008. The decrease results primarily from a decrease in interest expense.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008.

Revenue

Total revenue was $890,397 for the nine months ended September 30, 2009 compared to $1,104,595 during the nine months ended September 30, 2008, a decrease of $214,198, or 19%. Revenue recognized in 2009 on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2009 decreased by $64,851, or 14%, to $407,004 for the nine months ended September 30, 2009 from $471,855 for the nine months ended September 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $39,838 and travel expense decreased by $25,013 from 2008. The decreases result from reductions in overtime costs.

Selling Expenses

Selling expenses for the nine months ended September 30, 2009 and 2008 were $59,302 and $60,021, respectively. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2009 increased by $56,846, or 13%, to $502,634 for the nine months ended September 30, 2009 from $445,788 for the nine months ended September 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, rent and depreciation. The increase in general and administrative expenses resulted primarily from increases in consulting fees of approximately $10,000, depreciation of approximately $36,000 and a decrease in bad debt recoveries of approximately $26,000, partially offset by a decrease in rent of approximately $14,000

We do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the nine months ended September 30, 2009 was a net expense of $41,748 as compared to $389,692 for the nine months ended September 30, 2008. The decrease results primarily from a decrease in the noncash charge for the change in fair value of our derivative liability of $334,577. Total noncash expense was $0 and $334,577 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009, we had a deficiency in working capital of $557,685. Cash provided by operations was $81,894 during the nine months ended September 30, 2009. A loss of $120,291 was offset by a decrease in accounts receivable of $68,332, an increase in accounts payable and accrued expenses of $27,757, an increase in accrued interest on related party loans of $19,016 and by a non-cash charge of $81,602 for depreciation and amortization. Net cash used in investing activities totaled $18,743 for the nine months ended September 30, 2009, expended on software development. Cash used by financing activities for the nine months ended September 30, 2009 was $61,023, resulting from principal payments on notes and advances to a related party.

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

The majority of the Company’s liabilities are in the form of loans which were obtained for operating and development purposes.  If these loans were not to be renewed the Company would be forced to seek either alternative financing sources, new equity investment, or alternatively sell certain material assets and/or seek reorganization under bankruptcy rules.  In the event these loans could not be continued there can be no current assurance of the continued viability of the Company.  Additionally, in the event that revenues were to decline below operating cost and such resultant loss exceeded cash and short term receivables there again can be no current assurance of the continued viability of the Company.

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

We  do not anticipate paying dividends in the foreseeable future.

Since we are a development-stage company, we do not anticipate paying dividends in the foreseeable future. We do not anticipate paying dividends on either our common stock or preferred stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Accel Energy Group, Inc. Articles		10		3.1	12/24/2008
3.2	Accel Energy Group, Inc. By Laws		10		3.2	12/24/2008
3.3	Accel Energy Group, Inc. Articles of Amendment, name change to Power-Save Energy Corp.		10		3.3	12/24/2008
3.4	Power-Save Energy Corp. Amendment of Articles, name change to Disability Access Corporation		10		3.4	12/24/2008
3.5	Disability Access Corporation Amendment of Articles, decrease in capital stock		10		3.5	12/24/2008
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q		10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q		10.2	9/28/2009

10.3	Agreement for ADA Consulting Services		10/A#4	10.3	11/10/2009
21	List of Subsidiaries		10/A #1	21	2/23/2009
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#4	99.2	11/10/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2009

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors