Form 10-Q/A
period 2009-03-31
Disability Access Corp
filed 2010-03-25
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

The sole purpose of this amendment to our Form 10-Q for March 31, 2009 is to update the third paragraph in Item 4T. Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. We have implemented controls around our reporting timelines to assist in mitigating this issue in the future.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2009, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chief Financial Officer