Form 10-Q/A
period 2009-06-30
Disability Access Corp
filed 2010-03-25
CIK 1382085

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

EXPLANATORY NOTE:

The sole purpose of this amendment to our Form 10-Q for June 30, 2009 is to update the third paragraph in Item 4T. Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. We have implemented controls around our reporting timelines to assist in mitigating this issue in the future.

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