Form 10-Q/A
period 2009-03-31
Disability Access Corp
filed 2010-04-19
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE:

The sole purpose of this amendment to our Form 10-Q Amendment No. 1 for March 31, 2009 is to update the second paragraph in Item 4T. Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Peter Chin, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three-month period ended March 31, 2009.  Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were ineffective as of March 31, 2009 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: April 18, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chief Financial Officer