Form 10-K
period 2009-12-31
Disability Access Corp
filed 2010-07-01
CIK 1382085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

¨         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53538

DISABILITY ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5702367
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

720 W. Cheyenne Ave. Suite 220 North Las Vegas, NV	89030
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 882-3999

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 21, 2010: There is no market for the common stock.

As of June 21, 2010 the registrant had 2,437,676,200 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

PART I.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1.

BUSINESS.

BUSINESS

Company Overview

Disability Access Corporation (the “Company” or “DBYC”) presently has one subsidiary company, Disability Access Consultants, Inc. Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our parent company, purchased Power-Save Energy Corp, a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation.

On November 15, 2006, DBYC NV was merged with DBYC Delaware, with DBYC NV (“DBYC”) remaining as the surviving public corporation and a subsidiary of PTS, Inc. Under the terms of the planned Merger agreement dated October 17, 2006 DAC was to be merged with and into DBYC, with DAC continuing as the surviving corporation. On January 3, 2007, upon further consideration, the Board of Directors of PTS, Inc. reconsidered the structure and decided, for various business optimization purposes, to forgo the merger of DAC. Instead, DAC became a wholly-owned subsidiary of DBYC. See the chart below for a visual representation of the chain of events.

Notwithstanding the above transactions, DBYC and DAC remained subsidiaries of PTS, Inc. through December 31, 2009.  On February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the Exchange and Settlement Agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 worth of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $100) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $569,078 as of February 23, 2010.  The exchange would eliminate PTS, Inc.'s interest in Disability Access Corporation as well as

Disability Access Consultants, Inc. A copy of the Exchange and Settlement Agreement was attached to the Company’s Current Report on Form 8-K filed on March 12, 2010 as Exhibit 10.4.

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are roughly thirty-five (35%) complete towards a similar product service and system comparable in nature and method to our existing ADA software and services, along with other federal markets.  We expect to resume work and  target to complete the software and development of the Fair Housing product in 2010 and pending resource availability expect release for commercial utilization in the later part of  2010.

As noted above, DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Directors has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. Accordingly, the Company has sent Peter Chin to China to establish the basis for introducing our products and services and has continued discussions with interested parties, to which efforts the Company believes will be productive post the global economic crisis. The Company’s Board feels this future expansion opportunity will help maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private sectors.  In the event that business circumstances warrant, the Company has available, at no charge, an additional corporation named China Disability Access Corporation which was created in 2006 by its parent company, PTS, Inc., for such future use if and when warranted as well as to provided some protection to the name. As of December 31, 2009, China Disability Access Corporation has been dormant and discontinued.

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

Though based on our earlier version the new version of DACTrak software has further enhanced and expanded the automated features of the entire inspection process and embraces a new business model, which significantly reduces the inspection and report generation time period, improving productivity by factors in excess of 800%  (efficiency measures as determined by comparing historical time consumed in a manual inspection and report generation vs time consumed utilizing the companies software assisted process), by using the tools and methodologies as generally outline and described below. Disability Access Corporation has created and is currently refining a do-it-yourself self service, subscription based, fully automated process to be used both internally and marketed to the public. We are currently completing the training manual and training materials for the do-it-yourself self service product.  The product was ready for customers in the fourth quarter of 2009.

These tools enable end-to-end do-it-yourself subscription based compliance solutions that are focused on large enterprise clients, specifically the federal government and other large corporate and public entities.  In addition, the product is designed to incorporate partnerships with existing competition by enabling them use of the product while safeguarding our knowledge base and maintaining complete control.  In short, we have automated the entire process from a time-consuming, labor intensive and highly specialized procedure to a simple and fast method requiring minimal training.

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

DACTrak is currently working and producing revenue in the current market. Fees vary due to the type, size, location, and quantity of the inspections to be completed and the timeline requested for completion. The potential market of clients that needs not only data collection, but automated processing of complex data and web based interaction and management is large and represents a significant revenue potential.  Reports were previously distributed by hard copy or on compact disk.  Reports are now accessed by the client via the web browser.  In selected cases, hard copies of the reports can be mailed or sent via PDF.

Competition

There is currently no do-it-yourself interactive automated model electronic processing system available for these form of compliance inspections that we are aware of.  Based on our surveys and studies, our competition uses manual processes and rudimentary database lists as the only types of processes used.  As a result, the surveys are laborious, require extensive training and not comprehensive.

Competitive Advantages

Most of DAC’s current competitors for the inspection aspects of the Company’s business are architectural firms that perform design work in addition to ADA inspections and services, generally at higher prices than DAC. DAC is aware of some pricing by bid results and phone calls from clients.

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

There is currently no do-it-yourself automated model electronic processing system available from the competition,

that we are aware of.  Based on our surveys and studies, manual processes and rudimentary database lists are the only types of processes used at this time by competitors.  As a result, the surveys are laborious, require extensive training and not comprehensive.

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

Customers

Our new customers are mainly derived by “word of mouth” from current and previous customers, particularly as the litigation community as well as the construction contractor community is fairly small, need by these patrons stimulate peer query and we have enjoyed the resulting positive referrals.  Additionally, we obtain new patrons through customer initiated Website searches and from responding to various public “Request For Proposals”.

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

Though the product utilization opportunities are vast the larger potential core users are much more defined and easily targeted for presentation.  The following sales methodologies will be utilized; 1) direct sales solicitations; 2) target specific industry trade magazines; 3) web based marketing; 4) seminars and trade shows.  Additionally, as the Company’s solutions provide for a timely report turnaround at efficient pricing there will be a natural viral consumer marketing solution as various professionals share their solutions (most of the existing customers for DAC have been obtained in this manner). Separately the company obtains business by responding to government request for bids for servcies based on ADA compliance. The Company has enjoyed past and current contracts obtained in this method, and has further enjoyed supplemental business opportunities from the word of mouth generated by this activity.

From January 1, 2008 through December 31, 2009, the Company has benefited, and continues, todate, to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.  DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 53% in 2008 and 30% in 2009 of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008 and a lesser degree in 2009, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the Company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

Intellectual Property

We regard that protection of copyrights, service marks, trademarks, trade dress and trade secrets are critical to our future success and we will rely on a combination of copyright, trademark, service mark first to invent rights and trade secret laws in addition to contractual restrictions to establish and protect our proprietary rights in products and services. Due to the high cost of filing, we have not filed trademark applications for our brand and logos, however as we increase our capital resources we intend to submit our most recently developed technology applications for various categories of intellectual property protection, which we currently expect will be in either late 2010 or early 2011, again as resources permit.

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

● There were more than 5.6 million firms in the United States; these businesses have more than 7.2 million establishments and sites at risk ³.

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

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

3 http://www2.census.gov/econ/susb/data/2002/us_6digitnaics_empl_2002.xls

The 2002 County Business Patterns and 2002 Economic Census was filed as Exhibit 99.2 to the Company’s Form 10 Registration Statement #5 filed on December 23, 2009.

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  The Company spent $435,485 in 2007 on ordinary support and maintenance of the Company's software and system, through which the Company identified areas for future software and system development and accordingly spent $236,135 in 2008 and $18,743 in 2009 which was capitalized. The new software was deployed and made commercially available in the first quarter of 2009. Though the clients of the Company will benefit from the efficiencies gained through our Research and Development, the Company will be able to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

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

Office and Facilities

Our corporate headquarters are located at 720 W. Cheyenne Ave, Suite 220, North Las Vegas, Nevada 89030.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed.

Doubt as to Ability to Continue as Going Concern.

Our independent certified public accountant has stated in their report included in this filing that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

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

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

We have an evolving business operation, which may make it difficult for investors to predict future performance based on current operations.

We have an evolving business operation which investors may find difficult to base an evaluation of our potential future performance. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expense and difficulties frequently encountered by companies in early stage of development.

We must, among other things, determine appropriate risks, rewards and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition.

We may need additional financing which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited. We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.

We may seek to raise additional equity capital in the future to fund business alliances, develop new services and grow our sales capabilities organically or otherwise. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock. A limiting factor on our growth, including our ability to enter our proposed markets, attract customers, and deliver our product in the targeted ADA inspection market, is our limited capitalization compared to other companies in the industry.

If we raise additional capital through issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all. Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

We have not yet consummated any marketing, or other alliances necessary for the successful penetration of our target markets.

While we are not actively pursuing the relationships necessary to begin marketing DAC, we have yet to finalize any agreements with potential business partners, or third-party wholesalers or retailers for the marketing of DAC. There can be no assurance that we will be successful in doing so. If we are not successful in securing these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operation or become profitable.

If we fail to protect our intellectual property, our planned business could be adversely affected by the absence of copyright and patent protections.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our product from our competitors’ products and services. To protect our proprietary technology, we rely primarily on a combination of copyright, trademark and patent laws.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

As the Company has not filed all protections possible, such as various copyright and patent protections related to developed software, the Company has risk such that unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

If our services and technology do not achieve market acceptance, we may not generate sufficient revenue to conduct our operations or become profitable.

We cannot assure you that a sufficient number of customers will purchase our services. The failure of Disability Access Corporation and its services to be accepted in the commercial marketplace would have material adverse effect on our business longevity. As a result, the value of your investment could be significantly reduced or completely lost.

Business concentrations.

Credit risk: We extend credit to our customers with no collateral which could expose  us to a loss.

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. We place our cash with high quality financial institutions and, at times, balances may exceed the FDIC $250,000 insurance limit. We extend credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, if required.

Customers: A limited number of customers make up the majority of our revenue and a loss of one of those customers could have adverse affects.

During 2009 and 2008, two and one customers, respectively, accounted for 46% and 53%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At December 31, 2009, four customers accounted for a total of 70% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2009.

Potential fluctuations in annual operating results.

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry.  Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future years.

Lack of independent directors could present the potential for a conflict of interest.

We cannot guarantee that our board of directors will have a majority of independent directors in the future.  In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

Limitation of liability and indemnification of officers and directors could have adverse affects.

Our officer and directors are required to exercise good faith and high integrity in our management affairs.  Our articles of incorporation provide, however, that our officer and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.  Our articles and bylaws also provide for the indemnification by us of the officer and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

 We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources.  To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base.  There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations.  Our inability to effectively manage our future growth would have a material adverse effect on us.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY

There is currently no public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.

There is currently no public trading market for our common stock. We anticipate having a registered broker-dealer file a Form 15c211 with the Financial Industry Regulatory Authority that would permit our common stock to be quoted for trading on the Over-The-Counter Bulletin Board, but we cannot be sure that such an effort would be successful. If and when our stock does begin trading, we cannot predict the extent to which investor interest in the Company will lead to the development of an active trading market or how liquid that trading market might become. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

Our common stock is deemed to be a “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of shareholders to sell their shares.

The market price of our common stock may fluctuate significantly in response to factors, and market volatility, some of which are beyond our control.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. These factors include:

∙

The announcement of new services, or service enhancements by us or our competitors;

∙

Developments concerning intellectual property rights and regulatory approvals relating to Disability Access Corporation;

∙

Quarterly variations in our results or the results of our competitors;

∙

Developments in our industry and target markets;

∙

General market conditions and other factors, including factors unrelated to our own operating performance.

Recently, the stock market in general has experience extreme price volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if trading volume of our common stock is low.

Since our stock does not have a trading market, this risk will only come to fruition if a trading market develops.

We  do not anticipate paying dividends in the foreseeable future.

Since we are an emerging company, we do not anticipate paying dividends in the foreseeable future. We do not anticipate paying dividends on either our common stock or preferred stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business.

We are not likely to succeed unless we can overcome the many obstacles we face.

Investors should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

Contingent Liability for Securities Act Violation

During December 2006, PTS, Inc. distributed 126,189,788 shares of Disability Access Corporation to their stockholders on a pro rata basis. Please note that this distribution was an unregistered transaction, and, as such, may have exposed Disability Access Corporation to violations of the Securities Act.  Therefore, there is a potential contingent liability for rescission demands by affected shareholders of PTS, Inc.

ITEM 2.

PROPERTIES.

The Company owns no real property.  We lease our principal office space under a lease agreement with a rate of U.S. $1,938 per month. Additionally, the Company leases other office facilities as needed for its operational support and needs and Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no active public market for our common stock , however the Company is seeking approval from the Financial Industry Regulatory Authority to be listed under the Bulletin Board category.

Calendar Year 2008	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0005 0.001 0.0003 0.0001	0.0002 0.0003 0.0001 0.0001
Calendar Year 2009	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0004 0.0001 0.0005 0.0002	0.0001 0.0001 0.0001 0.0001

               Our common stock may be considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2009 – December 31, 2009	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with other sections of this Form 10-K including Part 1, “Item 1: Business” and Part II, “Item 8: Financial Statements and Supplementary Data.”  Various sections of management’s discussion and analysis (“MD&A”) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•

Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•

Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•

Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.  A brief description of certain aspects, transactions and events is provided.

•

Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2009.

Overview.

Disability Access Corporation (the “Company” or “DBYC”), presently has one subsidiary company, Disability Access Consultants, Inc.

Disability Access Consultants, Inc. (“DAC”) out of an effort to create a system to facilitate and expedite the processes related to inspections based on the regulatory standards for the American with Disabilities Act (“ADA”) has developed a proprietary web-centric process which can be used for such purpose.  In addition to its original purpose, the process can also be adapted for other areas of regulatory inspection and requirements.  Though DAC’s original business was founded on performing ADA inspections, its efforts to automate the inspection process have resulted in an interactive system which can be readily adapted to a wide range of other regulatory required inspection areas such as but not limited to: Building Inspections, Health Inspections, Mine Safety, OSHA, Fire Inspections, etc.

DAC is a corporation with an extensive history of accessibility compliance consulting. Beginning in July of 1998, our founder Barbara Thorpe established Disability Access Consultants, Inc. as a California S Corporation, with the intent of providing inspections for public entities with needs for ADA inspections.  Borrowing on Ms. Thorpe’s previous experience and expertise as an ADA coordinator for a public entity, the Company continued to grow and expand its inspection services from public entities to include private entities as well.  Though the original Company has been subsequently acquired and reorganized to its current public C Corporate structure, the Company has retained the talents, skills and expertise in the area of ADA inspections and has been frequently called upon to provide expert witness testimony in addition to its inspection and consulting services.  DAC has conducted over 4,000 inspections for cities, counties, schools and other public and private business, such as restaurants, hotels, retail businesses and commercial buildings. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans and  provided consultation and expert witness services.  DAC offers pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California and Washington DC.

Critical Accounting Policies.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2009 or 2008.

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

Results of Operations.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008.

Revenue

Total revenue was $1,438,580 for the year ended December 31, 2009 compared to $1,417,724 during the year ended December 31, 2008, an increase of $20,856, or 1%. Revenue recognized in 2009 for the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the year ended December 31, 2009 increased by $13,916, or 3%, to $569,163 for the year ended December 31, 2009 from $555,247 for the year ended December 31, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff increased by $3,057 and travel expense increased by $10,859 during 2009. The increased compensation results from fixed payroll costs which are not significantly affected by short term increases or decreases in inspections.

Selling Expenses

Selling expenses for the year ended December 31, 2009 decreased by $4,643, or 5%, to $83,929 for the year ended December 31, 2009 from $88,572 for the year ended December 31, 2008. Selling expenses consist primarily of compensation costs. The decrease results from a reduction in promotional expenses.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2009 increased by $149,929, or 24%, to $784,511 for the year ended December 31, 2009 from $634,582 for the year ended December 31, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The increase in general and administrative expenses resulted primarily from increases in compensation costs of approximately $35,000, depreciation and amortization of approximately $55,000 and professional fees of approximately $37,000.

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the year ended December 31, 2009 was a net expense of $59,215 as compared to $178,210 for the year ended December 31, 2008. The decrease results primarily from a decrease in the noncash charge for the change in fair value of our derivative liability of $108,572. Total noncash expense/income was $2,730 and $108,572 for 2009 and 2008, respectively.

Net Loss

We reported net loss of $58,238 during the year ended December 31, 2009 as compared with a loss of $38,887 for the year ended December 31, 2008. The decrease results from the various increases and decreases described above.

Liquidity and Capital Resources.

As of December 31, 2009, we had a deficiency in working capital of $548,332. Cash provided by operations was $197,759 during the year ended December 31, 2009. A loss of $58,238 and an increase in accounts receivable of $71,929 was offset by an increase in accounts payable and accrued expenses of $188,574, and by a non-cash charge of $111,708 for depreciation and amortization. Net cash used in investing activities totaled $44,226 for the year ended December 31, 2009, with $18,743 expended on software development and $25,482 expended on office equipment. Cash used by financing activities for the year ended December 31, 2009 was $118,213, resulting from principal payments on notes.

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

Our independent certified public accountants have stated in their report that due to our net losses and working capital deficiencies that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2010. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

ITEM 9.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were ineffective, due to our untimely filing of our required periodic reports, as of December 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have implemented controls around our reporting timelines to assist in mitigating the issue in the future.

Evaluation of and Report on Internal Control over Financial Reporting

The management of Disability Access Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is ineffective based on those criteria.

We have assessed the following material weaknesses as of December 31, 2009.

Information and Communication:

We have determined that our internal communication is not robust or appropriate enough to ensure all appropriate parties have the necessary facts and agreements to complete our financial reporting quickly, cleanly and with accuracy.

Remediation:

In 2010, we will conduct a financial reporting close call with all executives and those involved in the financial close to ensure all parties have the necessary facts to complete our financial reporting appropriately.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of June 21, 2010 are as follows:

Name	Age	Position
Peter Chin	62	Chief Executive Officer, Secretary and Chairman of the Board of Directors
Barbara Thorpe	57	President and Director
Phillip Flaherty	52	Director

Duties, Responsibilities and Experience

Peter Chin, Chief Executive Officer, Secretary and Chairman of the Board of Directors – Mr. Chin brings over 20 years of entrepreneurial experience in the financial markets with a focus on corporate finance and advising companies in the United States and China. From 1993 to 2007, Mr. Chin served on the board of directors of Golden Arrow Group of Companies, USA, a hotel and land management company in China.  From 2001 to 2002, Mr. Chin served as a consultant for PTS, Inc., a publicly traded holding company. In 2002, he was appointed chief executive officer and chairman of the board of directors of PTS, Inc. On February 23, 2010, Mr. Chin resigned from all of his positions held with PTS, Inc. effective immediately. Currently, Mr. Chin serves as a consultant for PTS, Inc. and as corporate secretary and a member of the board of directors of International Building Technologies Group, Inc. International Building Technologies Group, Inc. engages in the manufacture and sale of light weight building panels used in construction worldwide and provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support.

Mr. Chin has served on the board of director and as Chief Executive Officer of Disability Access Corporation since 2006.

Barbara Thorpe, President and Director – Ms. Thorpe is a seasoned entrepreneur and business executive with a strong background in the Americans with Disabilities Act and Section 504 of the Rehabilitation Act of 1973. Ms. Thorpe is the founder (1998) and current President of Disability Access Consultants, Inc., a position she has held since inception of the Company. Ms. Thorpe graduated Magna Cum Laude from the Colorado State University with a bachelor’s degree in Science, Occupational Therapy and Summa Cum Laude from the University of South Florida with a master’s degree in Administration and Supervision, Educational Leadership.

Ms. Thorpe currently serves on the board of the California Division of the State Architect State Advisory Board, the California Division of the State Architect Access Compliance Advisory Committee and the California Division of State Architect Education and Training Committee. Ms. Thorpe is currently appointed by the Office of the Independent Monitor regarding Chandra Smith vs. Los Angeles Unified School District Modified Consent Decree and appointed as a neutral monitor regarding implementation of a consent decree for a public school district in the California Bay Area. In addition, she currently assists a city government with an Americans Disabilities Act implementation plan.

Ms. Barbara Thorpe has served on the board of director and President of Disability Access Corporation since December 15, 2008.

Phillip Flaherty, Director - Since 1997 to present, Mr. Flaherty has served as a consultant and has provided domestic and international consulting services to various small and large, publicly traded and privately held service and gaming companies. During this time, he served as a consultant and later was employed as COO to Barrick Gaming, Inc., a Las Vegas based company from early 2002 though the end of 2005, after which he returned fulltime to his consulting services, Mr. Flaherty is currently self employed and consults to multiple clients.

From 1987 to mid 1996 he held various financial and marketing executive positions with the Desert Inn Resort and Casino culminating as President and Managing Director of the facility under Sheraton's ownership of the property in Las Vegas.  Prior to joining the Desert Inn Mr. Flaherty held various positions within Summa Corporation.

Additionally, Mr. Flaherty is active in the gaming community; he has served as a board member of the Nevada Resort Association as well as chair of both the Nevada Resort Association’s Legislative Committee and Currency Reporting Regulations Committee.  He was also a board member of Las Vegas Events, Inc. and is a University of Nevada Las Vegas graduate.

Mr. Flaherty has served on the board of director of Disability Access Corporation since December 15, 2008.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 20, 2006.

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 720 W. Cheyenne Ave. Suite 220, North Las Vegas, Nevada 89030.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended December 31, 2009 and 2008, for services rendered in all capacities to Disability Access Corporation:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Chin, Chief Executive Officer(1)	2009	$-	$ -	$ -	$ -	$	$ -	$ -	$ -
	2008	$60,000 (1)	$ -	$ -	$ -	$-	$ -	$-	$60,000
	2007	$60,000 (2)	$ -	$ -	$ -	$-	$ -	$-	$60,000
Barbara Thorpe, President and Director	2009	$77,500	$ -	$ -	$ -	$ -	$ -	$ -	$77,500
	2008	$78,000	$ -	$ -	$ -	$ -	$ -	$ -	$78,000
	2007	$54,500	$ -	$ -	$ -	$ -	$ -	$ -	$54,500
Phillip Flaherty	2009	$ -	$ -	$ -	$ -	$ -	$ -	$18,000	$18,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$10,300	$10,300
	2007	$ -	$ -	$ -	$ -	$ -	$ -	$9,000	$9,000

(1)

Amount has been accrued as of December 31, 2009 and the Company expects to satisfy obligation to Mr. Chin through the issuance of stock.

(2)

Amount represents the estimated total fair market value of 8,000,000 shares of Series C Preferred Stock granted to Mr. Chin pursuant to FASB ASC 718 “Compensation – Stock Compensation”, as discussed in Note 2 to our audited financial statements for the fiscal year ended December 31, 2008 and 2007.

(3)

On May 17, 2007, Mr. Peter Chin was awarded 200,000,000 shares of Series C Preferred shares in exchange for deferred compensation due to Mr. Chin for the period beginning November 15, 2005 and ending November 15, 2006.  On November 15, 2007, Mr. Chin was awarded 600,000,000 shares of Series C Preferred shares in exchange for deferred compensation due to Mr. Chin for the period beginning November 15, 2006 and ending November 15, 2007.

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended December 31, 2009, 2008 and 2007.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Chin, Chairman of the Board of Directors	2009	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Barbara Thorpe, Director	2009	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Phillip Flaherty, Director (1)	2009	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

1) Mr. Flaherty has served on the board of directors of Disability Access Corporation since December 15, 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 21, 2010, information about the beneficial ownership of our capital stock with respect to each person known by Disability Access Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Peter Chin(7)	2,141,826,893	Common (8) (9)	88%
CEO, and Chairman	10,000,000 8,000,000	Series A Preferred(3) Series C Preferred (5)	100% 100%
Sandy Chin(5)	5,000,014	Common	*
Phillip Flaherty Director	6,166,671	Common	*
Barbara Thorpe President and Director	-0- 1,000,000	Common Series B Preferred(4)	* 100%
All directors and executive officers(3 persons)	2,147,993,564 10,000,000 1,000,000 8,000,000	Common Series A Preferred(3) Series B Preferred(4) Series C Preferred(5)	55% 100% 100% 100%

ECG International, Inc. 8880 Rio San Diego Drive 8th Floor San Diego, CA 92108	221,405,400	Common	9%
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 720 W. Cheyenne Ave. Suite 220, North Las Vegas, NV 89030.

2)    The above percentages are based on 2,437,676,200 shares of common stock, 10,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock and 8,000,000 shares of Series C Preferred Stock outstanding as June 21, 2010.

3)   Series A Preferred Stock has a voting right of 500:1. Every One (1) share of Preferred Series A Stock has the voting power of 500 common shares. Except as otherwise required by law, each share of outstanding Series A Preferred Stock  shall entitle  the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation.

4)

Series B preferred stock. Every One (1) share has conversion rights into $1 worth of common stock, based on the average of the lowest 3 closing prices for the 20 day period prior to conversion.

5)

Series C Preferred Stock has a voting right of 100:1. Every 1:100. Every One (1) share of Preferred Series C Stock has the voting power of 100 common shares. Except as otherwise required by law, each share of outstanding Series C Preferred Stock  shall entitle the holder thereof to vote on each matter submitted to a vote of the stockholders of the Corporation. In addition, every One (1) share of Series C has conversion rights into 100 Common Shares.

6)    Peter Chin may be considered the beneficial 5,000,014 owner of shares owned by his wife, Sandy Chin. Sandy Chin may also be considered the beneficial owner of 1,341,826,893 shares owned by her husband, Peter Chin.

7)   Peter Chin beneficially controls 7,141,826,893 of fully diluted common stock. This represents 87% of the common voting stock on a fully diluted basis.

8)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

9)

The total aggregate shares of common stock owned by Peter Chin as of June 21, 2010 is 2,141,826,893, which includes common shares of 1,336,826,879, Series C preferred shares convertible into 800,000,000 common shares, and 5,000,014 shares owned by wife Sandy Chin.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security).

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Disability Access Corporation.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2009, the Company accrued $90,000 in director compensation due to the board of directors.

On February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the Exchange and Settlement Agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 worth of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February

12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $100) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $569,078 as of February 23, 2010.  The exchange would eliminate PTS, Inc.'s interest in Disability Access Corporation as well as Disability Access Consultants, Inc. A copy of the Exchange and Settlement Agreement was attached to the Company’s Current Report on Form 8-K filed on March 12, 2010 as Exhibit 10.4.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. As a part of the agreement, Ms. Thorpe was required to exchange her one million dollars worth of preferred series E shares in PTS for one million dollars worth of DBYC preferred series B shares. DBYC subsequently in settlement of its obligations to PTS, Inc. for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc preferred series E shares for such obligations.

Effective February 23, 2010 the $603,188 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum.

As of the date hereof, the Company has a note payable due to Barbara Thorpe totaling $59,191 that bears interest at 8% per annum.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2009 and 2008 were approximately $17,500 and $11,000, respectively .

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2009 and 2008 were approximately $0 and $0, respectively.

PART IV.

ITEM 15.

EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010

4.1	Specimen Stock Certificate		10	4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q	10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q	10.2	9/28/2009
10.3	Agreement for ADA Consulting Services		10/A#5	10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K	10.4	3/12/2010
21	List of Subsidiaries	X
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#5	99.2	12/23/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Disability Access Corporation By: /s/ Barbara Thorpe Barbara Thorpe President By: /s/ Peter Chin Peter Chin Principal Executive and Financial Officer

Dated: June 30, 2010

 DISABILITY ACCESS CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Disability Access Corporation:

We have audited the accompanying consolidated balance sheets of Disability Access Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years ended December 31, 2009 and 2008.  Disability Access Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Disability Access Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the company has working capital deficiencies and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Henderson, NV

June 30, 2010

DISABILITY ACCESS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$ 148,829	$ 113,509
Accounts receivable, net of allowance of $1,448 and $1,448, respectively	312,387	240,458
Other current assets	5,794	6,710
Total current assets	467,010	360,677

Property and equipment, net of accumulated depreciation
of $289,973 and $178,265, respectively	300,342	367,825

Goodwill	908,712	908,712
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,680,449	$ 1,641,599

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 144,307	$ 78,942
Accrued expenses	201,668	90,092
Advances payable	-	732
Advances from related parties	2,140	38,588
Notes payable, current portion	25,073	31,935
Convertible notes payable, related party, including accrued interest, net receivable $185,992 and $0, respectively	425,191	316,930
Note payable, officer	104,200	176,202
Lease payable, current portion	-	2,483
Convertible debentures payable, current portion	112,763	182,350
Total current liabilities	1,015,342	918,254

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, no shares issued and outstanding,	-	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 shares issued and outstanding,	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding,	24,377	24,377

Additional paid-in capital	1,694,443	1,694,443
Accumulated deficit	(1,053,893)	(995,655)

Total stockholders' equity	665,107	723,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,680,449	$ 1,641,599

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Sales	$ 1,438,580	$ 1,417,724
Cost of sales	569,163	555,247

Gross profit	869,417	862,477

Operating costs and expenses
Selling expense	83,929	88,572
General and administrative	784,511	634,582

Total operating costs and expenses	868,440	723,154

Income from operations before other expense	977	139,323

Interest expense, net	(61,945)	(69,638)
Gain on extinguishment of debt	2,730	-
Change in fair value of derivative liability	-	(108,572)

Net loss	$ (58,238)	$ (38,887)

Loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	2,437,676,200	2,412,269,023

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2007	18,000,000	$ 180	2,216,270,800	$ 22,163	$ 1,382,869	$ (956,768)	$ 448,444

Shares issued upon conversion of debt	-	-	221,405,400	2,214	8,856	-	11,070

Reclassify derivative liability	-	-	-	-	302,718	-	302,718

Net loss	-	-	-	-	-	(38,887)	(38,887)

Balance, December 31, 2008	18,000,000	180	2,437,676,200	24,377	1,694,443	(995,655)	723,345

Net loss	-	-	-	-	-	(58,238)	(58,238)

Balance, December 31, 2009	18,000,000	$ 180	2,437,676,200	$ 24,377	$ 1,694,443	$ (1,053,893)	$ 665,107

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net loss	$ (58,238)	$ (38,887)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	111,708	56,703
Bad debts	-	(28,488)
Gain on extinguishment of debt	(2,730)	-
Change in fair value of derivative liability	-	108,572
Accrued interest on related party loans	29,458	8,433
Expenses paid by related party	-	2,075
Decrease (increase) in assets:
Accounts receivable	(71,929)	140,708
Other current assets	916	(3,014)
Deposits	-	5,253
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	189,306	70,415
Advances payable	(732)	(1,790)

Cash provided by operating activities	197,759	319,980

Cash flows from investing activities:
Cash paid for fixed assets	(44,226)	(278,650)

Cash used by investing activities	(44,226)	(278,650)

Cash flows from financing activities:
Payments on notes and capital leases	(9,345)	(33,630)
(Repayments) advances from related parties	-	(4,499)
Payments on related party notes	(108,868)	(29,739)

Cash used by financing activities	(118,213)	(67,868)

Net increase (decrease) in cash	35,320	(26,538)
Cash, beginning of period	113,509	140,047
Cash, end of period	$ 148,829	$ 113,509

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 34,803	$ 22,547

Non-cash financial activities:

Debenture principal converted to common stock	$ -	$ 11,070
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Derivative liability reclassified to equity upon reassessment of derivative status	-	224,979

Accrued interest on related party notes added to principal	8,433	23,497
Distribution of fixed asset to related party as repayment of debt	-	23,798
Accrued interest on debentures added to principal	2,737	-
Assignment of intercompany receivable to related party	185,992	-
Accrued interest assigned to related party note payable	9,635	-
Related party advances payable assigned to related party note payable	36,447	-
Debentures payable assigned to related party	69,587	-
Intercompany liabilities assigned to related party	150,000	-

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and its name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our parent company, purchased Power-Save Energy Corp., a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS, Inc. (“PTS”) purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation. However, on November 9, 2006, Disability Access Corporation Nevada (“DBYC NV”) was incorporated. Management’s original intent was to merge DAC under DBYC Delaware. Instead, DBYC NV was formed to replace DBYC Delaware.

On November 15, 2006, DBYC NV was merged into DBYC Delaware, with DBYC NV (“DBYC”) remaining as the surviving public corporation and a subsidiary of PTS, Inc. Under the terms of the planned Merger agreement dated October 17, 2006, DAC was to be merged with and into DBYC NV, with DAC continuing as the surviving corporation. On January 3, 2007, upon further consideration, the Board of Directors of PTS, Inc. reconsidered the structure and decided, for various business optimization purposes, to forgo the merger of DAC. Instead, DAC became a wholly-owned subsidiary of DBYC.

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans and provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California, Washington D.C. and Florida.

During 2010 PTS divested itself of its ownership in DBYC and DAC.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $58,238 for the year ended December 31, 2009, and have a working capital deficiency of $548,332 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During 2009 and 2008, two and one customers, respectively, accounted for 46% and 53%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At December 31, 2009, four customers accounted for a total of 70% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2009 or 2008.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2009 and 2008 since the effect would be anti-dilutive. There were 12,336,626,171 and 2,553,004,286 common stock equivalents outstanding at December 31, 2009 and 2008, respectively (see Note 5).

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

During the years ended December 31, 2009 and 2008 we have capitalized $18,743 and $236,135, respectively, of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of short term and long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities.

Fair Value Measurements

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of December 31, 2009:

	Fair Value at	Fair Value Measurement Using
	December 31, 2009	Level 1	Level 2	Level 3

Convertible notes and debentures payable	$751,455	$-	$-	$751,455
	$751,455	$-	$-	$751,455

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation. The reclassifications had no impact on net loss.

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued authoritative guidance which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued authoritative guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued authoritative guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

As of January 1, 2009 principal and related accrued interest owed to our parent, PTS, pursuant to our 8% convertible promissory notes were amended  into a new 8% convertible note maturing December 31, 2009 and retaining the same conversion provisions as the original notes. PTS also accepted assignment of convertible debt owed to third parties in the amount of $76,166, which is included in the amended note. The note is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. At December 31, 2009 principal and accrued interest on the note was $600,046 and $11,137, respectively.

As of December 31, 2009 we have an additional payable to PTS of $2,140.

As of December 31, 2009 PTS, Inc owed Disability Access Corporation principal of $160,307 plus interest of $25,685. The note bears interest at 8% per annum and is convertible into common stock at 30% discount of the market price on date of conversion.

During 2009 we made payments aggregating $36,867 to PTS.

During 2009 we repaid $72,002 of principal and $8,900 of interest to an officer of DAC. During 2008, we paid $53,536 of principal and $8,548 of accrued interest to the officer. The payments made in 2008 included the non-cash distribution of a vehicle valued at $23,798.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On January 1, 2009, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $72,324. PTS accepted assignment of these new notes. During the year ended December 31, 2008, $35,233 of principal was converted into 35,000,000 shares of PTS common stock.

As of January 1, 2009 principal and related accrued interest owed to our parent, PTS, pursuant to our 8% convertible promissory notes were amended into a new 8% convertible note maturing December 31, 2009 and retaining the same conversion provisions as the original notes. PTS also accepted assignment of convertible debt owed to third parties in the amount of $76,166, which is included in the amended note. The note is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. At December 31, 2009 principal and accrued interest on the note was $600,046 and $11,137, respectively.

During 2009 we repaid $72,002 of principal and $8,900 of interest to an officer of DAC. During 2008, we paid $53,536 of principal and $8,548 of accrued interest to the officer. The payments made included the non-cash distribution of a vehicle valued at $23,798. As of December 31, 2009 the principal balance of this note was $104,200 and accrued interest on the note payable is $9,767.

During the quarter ended March 31, 2007, we issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on December 31, 2011. The principal balance of the debenture at December 31, 2009 is $112,763. The note is convertible into DBYC  (ticker symbol “DBYC”) or PTS, Inc. (ticker symbol “PTSH”) common stock at a 50% discount to market and due to this variability the embedded conversion option is accounted for under ASC 815-40 “Contracts in Entity’s Own Equity”. We have accounted for the embedded conversion option as a derivative liability until November 15, 2008 at which time we determined that the conversion option was no longer a derivative instrument since it was not readily convertible to cash. Accordingly, the embedded conversion option was marked to market through earnings at the end of each reporting period and through November 15, 2008 at which time the liability of $224,979 was reclassified to additional paid-in capital. The conversion option was valued using the Black-Scholes valuation model. For the year ended December 31, 2008, the Company recorded an expense of $108,572, representing the change in the value of the embedded conversion option.

During 2008 the holder of the debenture converted $11,070 of principal into 221,405,400 shares of our common stock. As a result of the conversion, we have reclassified $77,739 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversion on the date of the conversion.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (5.25% at December 31, 2009), payable monthly. The current balance as of December 31, 2009 is $25,073 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at December 31, 2009. After the divestiture from PTS in 2010, Mr. Chin still controls shareholder votes in excess of 50%.

NOTE 5 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of December 31, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 12,337,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company. PTS holds debt that is convertible into 8,731,189,571 shares of common stock of the Company at December 31, 2009. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and PTS will not convert any preferred shares or debt.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and PTS, our remaining common stock equivalents exceed our common shares available for issuance by approximately 2,798,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and PTS have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at December 31, 2009.

During the first quarter of 2010, PTS, Inc. exchanged 10,000,000 Preferred Series A plus 1,175,126,879 common stock to Mr. Peter Chin and Mr. Peter Chin maintains control after the divestiture.

NOTE 6 – STOCKHOLDERS’ EQUITY

We are authorized to issue a total of 2,500,000,000 shares of stock, 2,445,000,000 shares of common stock and 55,000,000 shares of preferred stock.

We have designated 10,000,000 shares of Series A preferred stock, $.00001 par value, each share having voting rights equal to 500 shares of common stock.

We have designated 5,000,000 shares of Series B convertible preferred stock, $.00001 par value, each share convertible into $1 worth of common stock at, based on the average of the lowest 3 closing prices for the 20 day period prior to conversion.

We have designated 40,000,000 shares of Series C convertible preferred stock, $.00001 par value, each share convertible into 100 shares of common stock. Each share has voting rights equal to the equivalent number of common shares on an as if converted basis.

 .

During the year ended December 31, 2008 we issued 221,405,400 shares of common stock upon the conversion of $11,070 of principal amount of a debenture.

NOTE 7 - INCOME TAXES

We utilize ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

As of December 31, 2009 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $20,000 and decreased by $14,000 during the years ended December 31, 2009 and 2008, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax asset:
Net operating loss carryforward	$239,000	$219,000
Valuation allowance	(239,000)	(219,000)

Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2009	2008
Tax expense at the U.S. statutory
income tax rate	(35%)	(35%)
Increase in valuation allowance	35%	35%

Effective income tax rate	-	-

The Company has not filed income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 8 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation at December 31, 2009 and 2008 consists of the following:

	2009	2008
Furniture and fixtures	$11,631	$11,631
Equipment	228,219	202,737
Software	350,465	331,722
	590,315	546,090
Accumulated depreciation	(289,973)	(178,265)
Net book value	$300,342	$367,825

Depreciation expense was $111,708 and $56,703 for the years ended December 31, 2009 and 2008, respectively, of which $70,093 and $19,117 relate to software for 2009 and 2008.  As of December 31, 2009 and 2008, unamortized software costs are $220,657 and $272,007, respectively.

During 2006, we acquired property and equipment in the amount of $17,261, pursuant to a capital lease. The depreciation on this equipment is included in the expense reported above.  Our capital lease obligation matured in 2009.

Approximate amortization of software costs for the next five years is as follows: 2010, $68,000; 2011, $51,000; 2012, $51,000; 2013, $51,000; and 2014, $0.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

All of our operating leases are either on a month to month basis or expired during 2009.  Future minimum lease for 2010 payments are $43,656.

Rent expense for the years ended December 31, 2009 and 2008 was $77,212 and $85,627, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. As a part of the agreement Ms. Thorpe was required to exchange her one million dollars worth of preferred series E shares in PTS for one million dollars worth of DBYC preferred series B shares.  DBYC subsequently in settlement of its obligations to PTS, Inc for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc. preferred series E shares for such obligations.

During February of 2010, PTS undertook reorganization and restructuring efforts which resulted in the divestiture of PTS’ interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with PTS’ former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $100) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $569,078 as of February 23, 2010.  The net exchange eliminates PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.

Effective February 23, 2010 the $603,188 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum.

Effective February 23, 2010 PTS, Inc. forgave Disability Access Corporation debt totaling $143,682 and Disability Access Corporation forgave PTS, Inc. debt totaling $177,794.