Form 10-Q
period 2010-03-31
Disability Access Corp
filed 2010-08-23
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 23, 2010, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$ 165,444	$ 148,829
Accounts receivable, net allowance $1,448 and $1,448, respectively	323,608	312,387
Other current assets	8,343	5,794
Total current assets	497,395	467,010

Property and equipment, net of accumulated depreciation
of $319,298 and $289,973, respectively	271,017	300,342

Goodwill	908,712	908,712
Deposits	6,385	4,385

TOTAL ASSETS	$ 1,683,509	$ 1,680,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 111,948	$ 144,307
Accrued expenses	195,430	201,668
Advances from related parties	-	2,140
Notes payable, current portion	20,446	25,073
Convertible note payable, related party, including accrued interest
net of related party note receivable of $185,992	-	425,191
Note payable, officer	79,430	104,200
Debentures payable, current portion	-	112,763
Total current liabilities	407,254	1,015,342

Note payable, related party	603,189	-

Total liabilities	1,010,443	1,015,342

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding,	10	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 shares issued and outstanding,	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding	24,377	24,377
Additional paid-in capital	1,694,489	1,694,443

Accumulated deficit	(1,045,990)	(1,053,893)

Total stockholders' equity	673,066	665,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,683,509	$ 1,680,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	2010	2009

Sales	$ 448,557	$ 283,156
Cost of sales	173,016	126,205

Gross profit	275,541	156,951

Operating costs and expenses
Selling expense	26,394	20,000
General and administrative	186,980	149,553

Total operating costs and expenses	213,374	169,553

Income (loss) from operations before other expense	62,168	(12,602)

Interest expense, net	(20,218)	(14,339)
Loss on extinguishment of debt	(34,046)	-

Net income (loss)	$ 7,903	$ 26,941

Income (loss) per common share
Basic	$ 0.00	$ (0.00)
Diluted	$ 0.00	$ (0.00)

Weighted average shares outstanding,
Basic	2,437,676,200	2,437,676,200
Diluted	13,238,231,756	2,437,676,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$ 7,903	$ (26,941)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	29,325	27,415
Loss on extinguishment of debt	34,046	-
Stock based compensation	56	-
Accrued interest on related party loans, net	26,334	6,339
Decrease (increase) in assets:
Accounts receivable	(11,221)	39,468
Other current assets	(2,549)	(457)
Deposits	(2,000)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(30,881)	(32,929)

Cash provided by operating activities	51,013	12,895

Cash flows from investing activities:
Cash paid for fixed assets	-	(18,743)

Cash used by investing activities	-	(18,743)

Cash flows from financing activities:
Payments on notes and capital leases	(4,627)	(3,301)
Payments on related party notes	(29,771)	(8,002)

Cash used by financing activities	(34,398)	(11,303)

Net increase (decrease) in cash	16,615	(17,151)
Cash, beginning of period	148,829	113,509
Cash, end of period	$ 165,444	$ 96,358

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 6,030	$ 9,355

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ 18,142	$ 8,433
Accrued interest on debentures added to principal	-	2,737
Current related party note payable reclassified as long term	461,582	-
Debentures payable assigned to related party	141,606	-
Issuance of preferred stock pursuant to divestiture agreement	10	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and its name changed to Disability Access Corporation on November 8, 2006. PTS, Inc. (“PTS”), our former parent company, purchased Power-Save Energy Corp., a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation. However, on November 9, 2006, Disability Access Corporation Nevada (“DBYC NV”) was incorporated. Management’s original intent was to merge DAC under DBYC Delaware. Instead, DBYC NV was formed to replace DBYC Delaware.

On November 15, 2006, DBYC NV was merged into DBYC Delaware, with DBYC NV (“DBYC”) remaining as the surviving public corporation and a subsidiary of PTS, Inc. Under the terms of the planned merger agreement dated October 17, 2006, DAC was to be merged with and into DBYC NV, with DAC continuing as the surviving corporation. On January 3, 2007, upon further consideration, the Board of Directors of PTS reconsidered the structure and decided, for various business optimization purposes, to forgo the merger of DAC. Instead, DAC became a wholly-owned subsidiary of DBYC.

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

On February 23, 2010 PTS divested itself of its ownership in DBYC and DAC.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three month period ended March 31, 2010 and 2009 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's Form 10 as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have been unable to produce recurring net operating income, which raises substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During the three months ended March 31, 2010 and 2009, three and four customers, respectively, accounted for 64% and 85%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2010 and 2009. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At March 31, 2010, three customers accounted for a total of 75% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at March 31, 2010.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2010 and 2009 since the effect would be anti-dilutive. There were 10,800,555,556 and 4,236,694,286 common stock equivalents outstanding at March 31, 2010 and 2009, respectively (see Note 5).

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

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our equity instruments are not derivative instruments because the strike price of common stock at the date of grant is equal to the conversion price.

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

In June 2009, the FASB issued authoritative guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Adopted January 1, 2010, the adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Effective February 23, 2010 the $603,189 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum.

Effective February 23, 2010 PTS, Inc. forgave Disability Access Corporation debt totaling $143,747 and Disability Access Corporation forgave PTS, Inc. debt totaling $177,793. As a result of these transactions we have recorded a net loss on extinguishment of debt in the amount of $34,046.

Due to Related Parties

During 2010 we repaid $24,770 of principal to an officer of DAC.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Effective February 23, 2010 the $603,189 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum. Accrued interest of $804 remains unpaid as of March 31, 2010.

During 2010 we repaid $24,770 of principal to an officer of DAC. As of March 31, 2010 the principal balance of this note was $79,430 and accrued interest on the note payable is $11,613.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (5.25% at March 31, 2010), payable monthly. The current balance as of March 31, 2010 is $20,446 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at March 31, 2010.

During the quarter ended March 31, 2007, we issued a convertible debenture in the amount of $150,000. The note bore interest at the rate of 8% per year and was to mature on December 31, 2011. The principal balance of the debenture at December 31, 2009 was $112,763. The note was convertible into DBYC  (ticker symbol “DBYC”) or PTS, Inc. (ticker symbol “PTSH”) common stock at a 50% discount to market. In connection with PTS’s divestiture of its holdings in our stock, PTS assumed the $112,763 remaining principal and $28,843 of accrued interest related to this debt and forgave our responsibility under the obligation. We have recorded a gain on extinguishment of debt in the aggregate amount of $141,606.

NOTE 5 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

On February 23, 2010, PTS, Inc. exchanged 10,000,000 Preferred Series A plus 1,175,126,879 common stock to Mr. Peter Chin and Mr. Peter Chin maintains control after the divestiture.

As of March 31, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,793,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 9,993,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at March 31, 2010.

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

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal biannual installments of 16,667 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the three months ended March 31, 2010 we have recognized $56 of expense related to this stock grant.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. As a part of the divestiture agreement Ms. Thorpe was required to exchange her one million dollars worth of Preferred Series E shares in PTS for one million dollars worth of DBYC Preferred Series B shares.  DBYC, in settlement of its obligations to PTS, Inc for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc. Preferred Series E shares for such obligations. We have recorded a capital transaction valued at $10, or $0.00001 per share, in connection with the issuance of the one million shares of Preferred Series B.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Much of the discussion in this Item is “forward looking”.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Company Overview

Disability Access Corporation (the “Company” or “DBYC”) presently has one subsidiary company, Disability Access Consultants, Inc. Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation (“DBYC NV”) on November 8, 2006. PTS, Inc, our former parent company, purchased Power-Save Energy Corp, a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation.  However, on November 9, 2006, Disability Access Corporation Nevada (“DBYC NV”) was incorporated. Management’s original intent was to merge DAC under DBYC Delaware. Instead, DBYC NV was formed to replace DBYC Delaware.

On November 15, 2006, DBYC NV (“DBYC”) was merged with DBYC Delaware, with DBYC NV remaining as the surviving public corporation and a subsidiary of PTS, Inc. Under the terms of the planned merger agreement dated October 17, 2006, DAC was to be merged with and into DBYC NV, with DAC continuing as the surviving corporation. On January 3, 2007, upon further consideration, the Board of Directors of PTS, Inc. reconsidered the structure and decided, for various business optimization purposes, to forgo the merger of DAC. Instead, DAC became a wholly-owned subsidiary of DBYC. See the chart below for a visual representation of the chain of events.

Notwithstanding the above transactions, DBYC and DAC remained subsidiaries of PTS, Inc. through February 23, 2010.  On February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the Exchange and Settlement Agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 worth of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $100) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable and payable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $569,078 as of February 23, 2010.  The exchange would eliminate PTS, Inc.'s interest in Disability Access Corporation as well as Disability Access Consultants, Inc. A copy of the Exchange and Settlement Agreement was attached to the Company’s Current Report on Form 8-K filed on March 12, 2010 as Exhibit 10.4.

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: software licensing, software training, online and telephone support, data storage and client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments and federal government as clients for ADA and state accessibility regulations. The software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are roughly thirty-five (35%) complete towards a similar product service and system comparable in nature and method to our existing ADA software and services, along with other federal markets.  We expect to resume work and target to complete the software and development of the Fair Housing product in 2010 and pending resource availability expect release for commercial utilization in the later part of 2010.

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

Though based on our earlier version the new version of DACTrak software has further enhanced and expanded the automated features of the entire inspection process and embraces a new business model, which significantly reduces the inspection and report generation time period, improving productivity by factors in excess of 800%, by using the tools and methodologies as generally outline and described below. Disability Access Corporation has created and is currently refining a do-it-yourself self service, subscription based, fully automated process to be used both internally and marketed to the public. We are currently completing the training manual and training materials for the do-it-yourself self service product.  The product has been in use by customers since the first quarter of 2010.

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

DACTrak has improved worker productivity, created faster production delivery and provides enterprise management while drastically reducing labor costs and turn around times. Client access to information is managed and readily available through a web browser.  Inspections and field data are automatically processed and delivered to the client in real time.  The products will be available for large volume jobs such as the U.S. Government.  Program updates will be accomplished through an auto feature and will work globally for all clients.

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

Competition

There is currently no do-it-yourself automated model electronic processing system available.  Based on our surveys and studies, our competition uses manual processes. Rudimentary database lists are the only types of processes used at this time by competitors.  As a result, the surveys are laborious, require extensive training and are not comprehensive.

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

Customers

Our new customers are mainly derived from “word of mouth” from current and previous customers, particularly as the litigation community as well as the construction contractor community is fairly small. Needs by these patrons stimulate peer query and we have enjoyed the resulting positive referrals.  Additionally, we obtain new patrons through customer initiated website searches and from responding to various public “Request For Proposals”.

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

Though the product utilization opportunities are vast, the larger potential core users are much more defined and easily targeted for presentation.  The following sales methodologies will be utilized; 1) direct sales solicitations; 2) target specific industry trade magazines; 3) web based marketing; 4) seminars and trade shows.  Additionally, as the Company’s solutions provide for a timely report turnaround at efficient pricing there will be a natural viral consumer marketing solution as various professionals share their solutions (most of the existing customers for DAC have been obtained in this manner).

Separately, the Company obtains business by responding to government request for bids for services based on ADA compliance. The Company has enjoyed past and current contracts obtained by this method, and has further enjoyed supplemental business opportunities from the word of mouth generated by this activity.

From January 1, 2008 through March 31, 2010, the Company has benefited, and continues to date to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.   DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 53% in 2008, 30% in 2009 and 9% in the first quarter of 2010 of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and, as such, tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008 and a lesser degrees in 2009 and the first quarter of 2010, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the growing need for ADA inspections, and the inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client, there is no unrecoverable incremental costs. So at worst, the loss of this client would be opportunity loss not hard dollar costs.

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

Government Regulation

Compliance with the Americans with Disabilities Act (ADA), federal accessibility standards and state disability laws and regulations applies to businesses and public entities.  The market is unique in that it is driven by accessibility requirements that are mandated.  Buildings, facilities, venues and programs that are open to the public are required to be accessible for individuals with disabilities.  Properties and services that are not accessible may be discriminatory and present a potential liability for property owners.  Purchasing properties that do not meet the required federal and state standards increase exposure to lawsuits and present additional liability for property owners and managers.

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

The 2002 County Business Patterns and 2002 Economic Census was filed as Exhibit 99.2 to the Company’s Form 10 filed on December 23, 2009.  The 2007 County Business Patters and 2007 Economic Census can be found at www2.census.gov/econ/susb/data/2007/us_6digitnaics_empl_2007.xls.

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

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

Through our subsidiary, Disability Access Consultants, Inc., we have an additional twelve full time employees and three independent consultants who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

Barbara Thorpe has extensive experience in accessibility solutions and assisting individuals with disabilities.  She serves as President, and along with her management responsibilities, provides the vision to our IT Department to develop and expand the automated inspections systems.

Office and Facilities

Our corporate headquarters and our executive offices are located at 720 W. Cheyenne Ave. Suite 220, North Las Vegas, NV 89030, our telephone number at this address is 702-649-7411 and our corporate headquarters telephone number is 702-882-3999.  Additionally, the Company has a Northern California office located at 4160 Cherokee Road, Oroville, CA 95965 and also has a Florida office located at 7789 North Florida Ave, Citrus Springs, FL 34434.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment” , which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2010 or 2009.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our equity instruments are not derivative instruments because the strike price of common stock at the date of grant is equal to the conversion price.

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718 “Compensation – Stock Compensation”, to account for compensation costs under our stock option plans.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Results of Operations.

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009.

Revenue

Total revenue was $448,557 for the three months ended March 31, 2010 compared to $283,156 during the three months ended March 31, 2009, an increase of 165,401, or 58%. The increase in revenue resulted from the benefit of the conclusion of two large inspection projects.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2010 increased by $46,811, or 37%, to $173,016 for the three months ended March 31, 2010 from $126,205 for the three months ended March 31, 2009. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff increased by $23,121 and travel expense increased by $23,690 from 2009. The increases result from the increase in revenue and travel and associated expenses related to the fulfillment of certain inspection contracts.

Selling Expenses

Selling expenses for the three months ended March 31, 2010 increased by $6,394, or 32%, to $26,394 for the three months ended March 31, 2010 from $20,000 for the three months ended March 31, 2009. Selling expenses consist primarily of compensation costs, which increased by $5,394 during 2010.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2010 increased by $37,427 or 25%, to $186,980 for the three months ended March 31, 2010 from $149,553 for the three months ended March 31, 2009. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation.

The general administrative expenses are reasonably stable.  Accordingly, we do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the three months ended March 31, 2010 was a net expense of $54,264 as compared to $14,339 for the three months ended March 31, 2009. The increase results from an increase in interest expense of $5,879 and a loss on extinguishment of debt of $34,046 in 2010, with no comparable expense in 2009. The loss on extinguishment of debt results from transactions with our former parent, PTS. Refer to Note 3 to the unaudited financial statements for further details.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $90,141. Cash provided by operations was $51,013 during the three months ended March 31, 2010. Income of $7,903 was offset by $34,046 for loss on extinguishment of debt and $29,325 for depreciation and amortization, partially offset by an increase in accounts receivable of $11,221. Cash used by financing activities for the three months ended March 31, 2010 was $34,398, resulting from principal payments on notes.

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

Our independent certified public accountants have stated in their report of our audited 2009 financial statements that due to our historical net losses and working capital deficiencies that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2010. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Risks Relating to Our Business

Doubt as to Ability to Continue as Going Concern

Our independent certified public accountants have stated in their report that due to our historical net losses and working capital deficiencies that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2010. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

The Company has experienced recurring operating losses. There is a possibility that our revenues will not be sufficient to meet our operating costs. To date our total liabilities have greatly exceeded our current assets. There is a substantial doubt that we can continue as a going concern.

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

            Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Peter Chin, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three-month period ended March 31, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are ineffective as of March 31, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

                Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. Registrant's Board of Directors and executive officer have reviewed the disclosure and filing requirements of the Securities Act of 1934, as amended, and have hired securities counsel to assist with ensuring that future disclosures are filed accurately and in a timely manner. Should any future 1934 Act filings be late or omitted, Registrant will note such weakness in its annual filings and provide additional corrective measures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Accel Energy Group, Inc. Articles		10		3.1	12/24/2008
3.2	Accel Energy Group, Inc. By Laws		10		3.2	12/24/2008
3.3	Accel Energy Group, Inc. Articles of Amendment, name change to Power-Save Energy Corp.		10		3.3	12/24/2008
3.4	Power-Save Energy Corp. Amendment of Articles, name change to Disability Access Corporation		10		3.4	12/24/2008
3.5	Disability Access Corporation Amendment of Articles, decrease in capital stock		10		3.5	12/24/2008
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10		10.1	7/6/2010
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10		10.2	7/6/2010
21	List of Subsidiaries		10/A #1		21	2/23/2009

99.1	U.S. Census Bureau, 2002 Economic Census		10/A#3	99.1	9/18/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (Principal Accounting, Executive and Financial Officer)

By: /s/ Barbara Thorpe Barbara Thorpe President & Director

By: /s/ Phillip Flaherty Phillip Flaherty Director