Form 10-Q
period 2010-06-30
Disability Access Corp
filed 2010-08-23
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$ 270,175	$ 148,829
Accounts receivable, net allowance $1,448 and $1,448, respectively	226,906	312,387
Other current assets	36,205	5,794
Total current assets	533,286	467,010

Property and equipment, net of accumulated depreciation
of $350,373 and $289,973, respectively	269,259	300,342

Goodwill	908,712	908,712
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,715,642	$ 1,680,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 80,465	$ 144,307
Accrued expenses	232,364	201,668
Advances from related parties	3,150	2,140
Notes payable, current portion	16,640	25,073
Convertible note payable, related party, including accrued interest
net of related party note receivable of $185,992	-	425,191
Note payable, officer	59,191	104,200
Debentures payable, current portion	-	112,763
Total current liabilities	391,810	1,015,342

Note payable, related party	603,189	-

Total liabilities	994,999	1,015,342

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding,	10	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 shares issued and outstanding,	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding	24,377	24,377
Additional paid-in capital	1,694,572	1,694,443

Accumulated deficit	(998,496)	(1,053,893)

Total stockholders' equity	720,643	665,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,715,642	$ 1,680,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$ 454,834	$ 165,935	$ 903,391	$ 449,091
Cost of sales	164,758	127,421	337,774	253,626

Gross profit	290,076	38,514	565,617	195,465

Operating costs and expenses
Selling expense	28,486	19,500	54,880	39,500
General and administrative	200,135	180,330	387,115	329,883

Total operating costs and expenses	228,621	199,830	441,995	369,383

Income (loss) from operations before other expense	61,455	(161,316)	123,622	(173,918)

Interest expense, net	(13,961)	(13,870)	(34,179)	(28,209)
Loss on extinguishment of debt	-	-	(34,046)	-

Net income (loss)	$ 47,494	$ (175,186)	$ 55,397	$ (202,127)

Income (loss) per common share,	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Basic	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Diluted

Weighted average shares outstanding,
Basic	2,437,676,200	2,437,676,200	2,437,676,200	2,437,676,200
Diluted	13,239,065,100	2,437,676,200	13,239,065,100	2,437,676,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$ 55,397	$ (202,127)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	60,400	54,402
Loss on extinguishment of debt	34,046	-
Stock based compensation	139	-
Accrued interest on related party loans, net	26,334	12,678
Decrease (increase) in assets:
Accounts receivable	85,481	183,556
Other current assets	(30,411)	6,210
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(25,430)	(8,780)

Cash provided by operating activities	205,956	45,939

Cash flows from investing activities:
Cash paid for fixed assets	(29,317)	(18,743)

Cash used by investing activities	(29,317)	(18,743)

Cash flows from financing activities:
Advances from related party	3,150	-
Payments on notes and capital leases	(8,433)	(6,915)
Payments on related party notes	(50,010)	(23,002)

Cash used by financing activities	(55,293)	(29,917)

Net increase (decrease) in cash	121,346	(2,721)
Cash, beginning of period	148,829	113,509
Cash, end of period	$ 270,175	$ 110,788

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 21,429	$ 9,576

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ 18,142	$ 8,433
Accrued interest on debentures added to principal	-	2,737
Debentures payable assigned to related party	141,606	-
Current related party note payable reclassified as long term	461,582	-
Issuance of preferred shares pursuant to divestiture	10	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's Form 10 as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have been unable to produce recurring net operating income which raises substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During the six months ended June 30, 2010 and 2009, four and three customers, respectively, accounted for 61% and 58%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2010 and 2009. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At June 30, 2010, three customers accounted for a total of 91% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at June 30, 2010.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2010 and for the three and six months ended June 30, 2009 since the effect would be anti-dilutive. Common stock equivalents of 10,801,388,900 were included in the calculation of diluted earnings per share for the three months ended June 30, 2010. There were 10,801,388,900 and 7,763,945,714 common stock equivalents outstanding at June 30, 2010 and 2009, respectively (see Note 5).

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

Due to Related Parties

During 2010 we repaid $45,009 of principal to an officer of DAC.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Effective February 23, 2010 the $603,189 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum. Accrued interest of $804 remains unpaid as of June 30, 2010.

During 2010 we repaid $45,009 of principal to an officer of DAC. As of June 30, 2010 the principal balance of this note was $59,191 and accrued interest on the note payable is $10,175.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (5.25% at June 30, 2010), payable monthly. The current balance as of June 30, 2010 is $16,640 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at June 30, 2010.

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

As of June 30, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,794,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 9,994,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at June 30, 2010.

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

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal biannual installments of 16,667 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the six months ended June 30, 2010 we have recognized $139 of expense related to this stock grant.

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

From January 1, 2008 through June 30, 2010, the Company has benefited, and continues to date to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.   DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 53% in 2008, 30% in 2009 and 14% through the second quarter 2010 of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and, as such, tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008 and a lesser degrees in 2009 and the first six months of 2010, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the growing need for ADA inspections, and the inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client, there is no unrecoverable incremental costs. So at worst, the loss of this client would be opportunity loss not hard dollar costs.

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

Through our subsidiary, Disability Access Consultants, Inc., we have an additional ten full time employees and three independent consultants who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

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

Results of Operations.

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009.

Revenue

Total revenue was $454,834 for the three months ended June 30, 2010 compared to $165,935 during the three months ended June 30, 2009, an increase of $288,899, or 174%. The increase in revenue resulted from the completion of certain large inspection contracts.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2010 increased by $37,337, or 29%, to $164,758 for the three months ended June 30, 2010 from $127,421 for the three months ended June 30, 2009. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff increased by $8,171 and travel expense increased by $29,166 from 2009. The increases result from the increase in revenue and travel and associated expenses related to the fulfillment of certain inspection contracts.

Selling Expenses

Selling expenses for the three months ended June 30, 2010 increased by $8,986, or 46%, to $28,486 for the three months ended June 30, 2010 from $19,500 for the three months ended June 30, 2009. Selling expenses consist primarily of compensation costs, which increased by $7,413 during 2010.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2010 increased by $19,805 or 11%, to $200,135 for the three months ended June 30, 2010 from $180,330 for the three months ended June 30, 2009. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The increase in general and administrative expenses resulted primarily from various increases in rent, telephone and professional fees.

Though we have the above referenced small increase in general and admisitrative costs for the second quarter, we do expect to reduce certain lease expenses in the near future as a result of continued scaling to appropriately support our administrative functions.  Notwithstanding the above mentioned increase, we do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the three months ended June 30, 2010 was a net expense of $13,961 as compared to $13,870 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009.

Revenue

Total revenue was $903,391 for the six months ended June 30, 2010 compared to $449,091 during the six months ended June 30, 2009, an increase of 454,300, or 101%. The increase in revenue resulted from the completion of certain large inspection contracts.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2010 increased by $84,148, or 33%, to $337,774 for the six months ended June 30, 2010 from $253,626 for the six months ended June 30, 2009. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff increased by $31,292 and travel expense increased by $52,856 from 2009. The increases result from the increase in revenue and travel and associated expenses related to the fulfillment of certain inspection contracts.

Selling Expenses

Selling expenses for the six months ended June 30, 2010 increased by $15,380, or 39%, to $54,880 for the six months ended June 30, 2010 from $39,500 for the six months ended June 30, 2009. Selling expenses consist primarily of compensation costs, which increased by $12,807 during 2010.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2010 increased by $57,232 or 17%, to $387,115 for the six months ended June 30, 2010 from $329,883 for the six months ended June 30, 2009. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation.

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

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the six months ended June 30, 2010 was a net expense of $68,225 as compared to $28,209 for the six months ended June 30, 2009. The increase results from an increase in interest expense of $5,970 and a loss on extinguishment of debt of $34,046 in 2010, with no comparable expense in 2009. The loss on extinguishment of debt results from transactions with our former parent, PTS. Refer to Note 3 to the unaudited financial statements for further details.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $141,476. Cash provided by operations was $205,956 during the six months ended June 30, 2010. Income of $55,397 was offset by non-cash charges $34,046 for loss on extinguishment of debt, $60,400 for depreciation and amortization and a decrease in accounts receivable of $85,481. Cash used by investing activities for the six months ended June 30, 2010 was $29,317. Cash used by financing activities for the six months ended June 30, 2010 was $55,293, resulting from principal payments on notes of $58,443, offset by a working capital advance of $3,150.

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

            Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company?s management, including Peter Chin, the Company?s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company?s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended June 30, 2010. Based upon that evaluation, the Company's CEO and CFO concluded that as a result of delays from third party professionals that the Company?s disclosure controls and procedures are ineffective as of June 30, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company?s management, including the Company?s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

            Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. Registrant?s Board of Directors and executive officer have reviewed the disclosure and filing requirements of the Securities Act of 1934, as amended, and have hired securities counsel to assist with ensuring that future disclosures are filed accurately and in a timely manner and separately that the company is in the process of restructuring its outside third party professional reliance to also further assure timely reporting. Should any future 1934 Act filings be late or omitted, Registrant will note such weakness in its annual filings and provide additional corrective measures.

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

Dated: August 23, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer (Principal Accounting, Executive and Financial Officer) and Chairman of the Board of Directors

By: /s/ Barbara Thorpe Barbara Thorpe President & Director

By: /s/ Phillip Flaherty Phillip Flaherty Director