Form 10-K/A
period 2009-12-31
Disability Access Corp
filed 2010-08-26
CIK 1382085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 1 to our Annual Report on Form 10-K filed on July 1, 2010  to amend Part I Forward-Looking Information and Part II Item 5 and Item 9A. In addition, the appropriate signatures to comply with General Instructions D.2 to Form 10-K have been included.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K/A to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is currently traded on the Grey Market, the Other Over-the-Counter market, under the symbol “DBYC”. The following table sets forth the trading history of the common stock for each quarter since March 31, 2008 through December 31, 2009, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. On March 13, 2008, the Company’s common stock was discontinued from trading on the Pink Sheets due to a ten day trading suspension implemented by the Securities Exchange Commission, after the ten day suspension the Company’s stock resumed trading on the Grey Market. The reason for suspension by the Securities Exchange Commission was that the previous Corporation that Disability Access Corporation merge with Power-Save Energy Corporation was a purloined Corporation. According to the SEC, there is a lack of current and accurate information concerning the securities of Disability Access Corporation. Trading in the securities of Disability Access Corporation appears to be predicated on apparent misstatements. From the previous corporations that Power-Save Energy Corporation merged with, certain persons appearing to have usurped the identity of a defunct or inactive publicly traded corporation, initially by incorporating a new entity using the same name, and then by obtaining a new CUSIP number and ticker symbol based on the apparently false representation that they were duly authorized officers, directors and/or agents of the original publicly traded corporation. In order for Disability Access Corporation to resume trading on the Pink Sheets, Disability Access Corporation is required to file the Form 15c2-11 under the Exchange Act. Due to the Company’s current trading status on the Grey Market, there is an absence of an established public trading market.

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

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is ineffective based on those criteria as they relate to timely filing.

We have assessed the following material weaknesses as of December 31, 2009.

Information and Communication:

We have determined that our internal communication is not robust or appropriate enough to ensure all appropriate parties have the necessary facts and agreements to complete our financial reporting quickly, cleanly and with accuracy.

Remediation:

In 2010, we will conduct a financial reporting close call with all executives and those involved in the financial close to ensure all parties have the necessary facts to complete our financial reporting appropriately.  Further to mitigate future filing delays the company will seek to select a financial controller to coordinate the efforts of the company’s outside professional service providers to assure the future timely reviews and signoffs of future filings.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, as a result of our last quarter review, the company will seek to select a financial controller to coordinate the efforts of the company’s outside professional service providers to assure the future timely reviews and signoffs related to future filings.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABILITY ACCESS CORPORATION

Date: August 24, 2010	By:	/s/ Peter Chin
Peter Chin Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)

Date: August 24, 2010		/s/ Barbara Thorpe Barbara Thorpe Director/President

Date: August 24, 2010		/s/ Phillip Flaherty Phillip Flaherty Director