Form 10-K/A
period 2009-12-31
Disability Access Corp
filed 2010-09-27
CIK 1382085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 24, 2010: There is no market for the common stock.

As of September 24, 2010 the registrant had 2,437,676,200 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Explanatory Note:

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 2 to our Annual Report on Form 10-K Amendment No. 1 filed on August 26, 2010 to amend and restate the Registrant’s certification filed as Exhibit 31.

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABILITY ACCESS CORPORATION

Date: September 24, 2010	By:	/s/ Peter Chin
Peter Chin Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)

Date: September 24, 2010		/s/ Barbara Thorpe Barbara Thorpe Director/President

Date: September 24, 2010		/s/ Phillip Flaherty Phillip Flaherty Director