Form 10-Q/A
period 2010-03-31
Disability Access Corp
filed 2010-09-27
CIK 1382085

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 24, 2010, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2010, as filed with the U.S. Securities and Exchange Commission on August 23, 2010, to amend and restate the Registrant’s certification filed as Exhibit 31.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 24, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (Principal Accounting, Executive and Financial Officer)

By: /s/ Barbara Thorpe Barbara Thorpe President & Director

By: /s/ Phillip Flaherty Phillip Flaherty Director