Form 10-Q/A
period 2010-06-30
Disability Access Corp
filed 2010-09-27
CIK 1382085

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the U.S. Securities and Exchange Commission on August 23, 2010, to amend and restate the Registrant’s certification filed as Exhibit 31.

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