Form 10-K/A
period 2009-12-31
Disability Access Corp
filed 2010-10-22
CIK 1382085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 22, 2010: There is no market for the common stock.

As of October 22, 2010 the registrant had 2,437,676,200 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Explanatory Note:

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 3 to our Annual Report on Form 10-K/A Amendment No. 2 filed on September 27, 2010 to amend and restate the Registrant’s certification filed as Exhibit 31.

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

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with other sections of this Form 10-K/A including Part 1, “Item 1: Business” and Part II, “Item 8: Financial Statements and Supplementary Data.”  Various sections of management’s discussion and analysis (“MD&A”) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power. Mr. Chin has the power to elect directors of his choosing, including, if he so chose, to elect himself as the sole director through his greater than 50% ownership of the outstanding common shares. Article 3, Item 10 of the company’s bylaws states that: “Any director may be removed for cause by the majority vote of the stockholders or by a majority vote of the Board of Directors.” Therefore, Mr. Chin has the authority and ability, as controlling shareholder, to take action to remove the board, and either replace them with board members who would act or install himself as the sole board member and act unilaterally.

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

The executive officers and directors of the Company as of October 22, 2010 are as follows:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 22, 2010, information about the beneficial ownership of our capital stock with respect to each person known by Disability Access Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

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
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 720 W. Cheyenne Ave. Suite 220, North Las Vegas, NV 89030.

2)    The above percentages are based on 2,437,676,200 shares of common stock, 10,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock and 8,000,000 shares of Series C Preferred Stock outstanding as October 22, 2010.

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

9)

The total aggregate shares of common stock owned by Peter Chin as of October 22, 2010 is 2,141,826,893, which includes common shares of 1,336,826,879, Series C preferred shares convertible into 800,000,000 common shares, and 5,000,014 shares owned by wife Sandy Chin.

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

PART IV.

ITEM 15.

EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010

4.1	Specimen Stock Certificate		10	4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q	10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q	10.2	9/28/2009
10.3	Agreement for ADA Consulting Services		10/A#5	10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K	10.4	3/12/2010
21	List of Subsidiaries		10-K	21	7/1/2010
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#5	99.2	12/23/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABILITY ACCESS CORPORATION

Date: October 22, 2010	By:	/s/ Peter Chin
Peter Chin Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)

Date: October 22, 2010	By:	/s/ Barbara Thorpe Barbara Thorpe Director/President

Date: October 22, 2010	By:	/s/ Phillip Flaherty Phillip Flaherty Director

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

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power. Mr. Chin has the power to elect directors of his choosing, including, if he so chose, to elect himself as the sole director through his greater than 50% ownership of the outstanding common shares. Article 3, Item 10 of the company’s bylaws states that: “Any director may be removed for cause by the majority vote of the stockholders or by a majority vote of the Board of Directors.” Therefore, Mr. Chin has the authority and ability, as controlling shareholder, to take action to remove the board, and either replace them with board members who would act or install himself as the sole board member and act unilaterally.

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