Form 10-Q/A
period 2010-03-31
Disability Access Corp
filed 2010-10-22
CIK 1382085

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 22, 2010, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

Explanatory Note:

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A Amendment No. 1 filed on September 27, 2010 to amend and restate the Registrant’s certification filed as Exhibit 31.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q/A to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three-month period ended March 31, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. Registrant’s Board of Directors and executive officer have reviewed the disclosure and filing requirements of the Securities Act of 1934, as amended, and have hired securities counsel to assist with ensuring that future disclosures are filed accurately and in a timely manner.  Should any future 1934 Act filings be late or omitted, Registrant will note such weakness in its annual filings and provide additional corrective measures.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Accel Energy Group, Inc. Articles		10		3.1	12/24/2008
3.2	Accel Energy Group, Inc. By Laws		10		3.2	12/24/2008
3.3	Accel Energy Group, Inc. Articles of Amendment, name change to Power-Save Energy Corp.		10		3.3	12/24/2008
3.4	Power-Save Energy Corp. Amendment of Articles, name change to Disability Access Corporation		10		3.4	12/24/2008
3.5	Disability Access Corporation Amendment of Articles, decrease in capital stock		10		3.5	12/24/2008
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10		10.1	7/6/2010
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10		10.2	7/6/2010
21	List of Subsidiaries		10/A #1		21	2/23/2009

99.1	U.S. Census Bureau, 2002 Economic Census		10/A#3	99.1	9/18/2009
31	Certification of Chief Executive Officer and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (Principal Accounting, Executive and Financial Officer)

By: /s/ Barbara Thorpe Barbara Thorpe President & Director

By: /s/ Phillip Flaherty Phillip Flaherty Director