Form 10-Q/A
period 2010-06-30
Disability Access Corp
filed 2010-10-22
CIK 1382085

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

Though we have the above referenced small increase in general and administrative costs for the second quarter, we do expect to reduce certain lease expenses in the near future as a result of continued scaling to appropriately support our administrative functions.  Notwithstanding the above mentioned increase, we do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended June 30, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

By: /s/ Phillip Flaherty Phillip Flaherty Director

EXHIBIT 31

SECTION 302

CERTIFICATION

I, Peter Chin, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Disability Access Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 22, 2010	By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Disability Access Corporation (the "Company") on Form 10-Q/A for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer) October 22, 2010