Form 10-Q/A
period 2010-06-30
Disability Access Corp
filed 2010-10-25
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Explanatory Note:

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 3 to our Quarterly Report on Form 10-Q/A Amendment No. 2 filed on October 22, 2010 to amend and restate the Registrant’s certification filed as Exhibit 32.

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