Form 10-Q
period 2010-09-30
Disability Access Corp
filed 2010-11-12
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2010, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$ 254,874	$ 148,829
Accounts receivable, net allowance of $1,448 & $1,448 respectively	273,001	312,387
Other current assets	27,250	5,794
Total current assets	555,125	467,010

Property and equipment, net of accumulated depreciation
of $379,018 and $289,973, respectively	239,450	300,342

Goodwill	908,712	908,712
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,707,672	$ 1,680,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 117,208	$ 144,307
Accrued expenses	229,467	201,668
Advances from related parties	3,150	2,140
Notes payable, current portion	10,808	25,073
Convertible note payable, related party, including accrued interest
net of related party note receivable of $185,992	-	425,191
Note payable, officer	44,191	104,200
Debentures payable, current portion	-	112,763
Total current liabilities	404,824	1,015,342

Note payable, related party	603,189	-

Total liabilities	1,008,013	1,015,342

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding,	10	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares
authorized, 8,000,000 shares issued and outstanding,	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding	24,377	24,377

Additional paid-in capital	1,694,655	1,694,443
Accumulated deficit	(1,019,563)	(1,053,893)

Total stockholders' equity	699,659	665,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,707,672	$ 1,680,449

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$ 388,749	$ 441,306	$ 1,292,140	$ 890,397
Cost of sales	180,026	153,378	517,800	407,004

Gross profit	208,723	287,928	774,340	483,393

Operating costs and expenses
Selling expense	25,168	19,802	80,048	59,302
General and administrative	191,117	172,751	578,232	502,634

Total operating costs and expenses	216,285	192,553	658,280	561,936

Income (loss) from operations before other expense	(7,562)	95,375	116,060	(78,543)

Interest expense, net	(13,505)	(13,539)	(47,684)	(41,748)
Loss on extinguishment of debt	-	-	(34,046)	-

Net income (loss)	$ (21,067)	$ 81,836	$ 34,330	$ (120,291)

Income (loss) per common share,	$ (0.00)	$ 0.00	$ 0.00	$ (0.00)
Basic	$ (0.00)	$ 0.00	$ 0.00	$ (0.00)
Diluted

Weighted average shares outstanding,
Basic	2,437,676,200	2,437,676,200	2,437,676,200	2,437,676,200
Diluted	2,437,676,200	10,292,164,771	11,883,018,081	2,437,676,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$ 34,330	$ (120,291)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	90,910	81,602
Loss on extinguishment of debt	34,046	-
Loss on disposition of property and equipment	361	-
Stock based compensation	222	-
Accrued interest on related party loans, net	38,646	19,016
Decrease (increase) in assets:
Accounts receivable	39,386	68,332
Other current assets	(21,456)	6,210
Deposits	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,897)	27,025

Cash provided by operating activities	212,548	81,894

Cash flows from investing activities:
Cash paid for fixed assets	(30,378)	(18,743)

Cash used by investing activities	(30,378)	(18,743)

Cash flows from financing activities:
Advances from related party	3,150	-
Payments on notes and capital leases	(14,265)	(9,021)
Payments on related party notes	(65,010)	(52,002)

Cash used by financing activities	(76,125)	(61,023)

Net increase (decrease) in cash	106,045	2,128
Cash, beginning of period	148,829	113,509
Cash, end of period	$ 254,874	$ 115,637

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 33,946	$ 9,663

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ 18,142	$ 8,433
Accrued interest on debentures added to principal	-	2,737
Debentures payable assigned to third party	141,606	-

Current related party note payable reclassified as long term	461,582	-
Issuance of preferred shares pursuant to divestiture	10	-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's Form 10 as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

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

Concentrations

Customers:

During the nine months ended September 30, 2010 and 2009, four and two customers, respectively, accounted for 59% and 46%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2010 and 2009. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At September 30, 2010, three customers accounted for a total of 82% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at September 30, 2010.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three months ended September 30, 2010 and for the nine months ended September 30, 2009 since the effect would be anti-dilutive. Weighted average common stock equivalents of 9,445,341,881 were included in the calculation of diluted earnings per share for the nine months ended September 30, 2010 and weighted average common stock equivalents of 7,854,488,571 were included in the calculation of diluted earnings per share for the three months ended September 30, 2009. There were 10,802,222,200 and 7,854,488,571 common stock equivalents outstanding at September 30, 2010 and 2009, respectively (see Note 5).

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

Due to Related Parties

During 2010 we repaid $60,009 of principal to an officer of DAC.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Effective February 23, 2010 the $603,189 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum. Accrued interest of $804 remains unpaid as of September 30, 2010.

During 2010 we repaid $60,009 of principal to an officer of DAC. As of September 30, 2010 the principal balance of this note was $44,191 and accrued interest on the note payable is $11,163.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (5.25% at September 30, 2010), payable monthly. The current balance as of September 30, 2010 is $10,808 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at September 30, 2010.

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

As of September 30, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,795,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 9,995,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at September 30, 2010.

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

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal biannual installments of 16,667 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the nine months ended September 30, 2010 we have recognized $222 of expense related to this stock grant.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. As a part of the divestiture agreement Ms. Thorpe was required to exchange her one million dollars worth of Preferred Series E shares in PTS for one million dollars worth of DBYC Preferred Series B shares.  DBYC, in settlement of its obligations to PTS, Inc for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc. Preferred Series E shares for such obligations. We have recorded a capital transaction valued at $10, or $.00001 per share, in connection with the issuance of the one million shares of Preferred Series B.

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: software licensing, software training, online and telephone support, data storage and client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments and federal government as clients for ADA and state accessibility regulations. The software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are roughly thirty-five percent (35%) complete towards a similar product service and system comparable in nature and method to our existing ADA software and services, along with other federal markets.  We are continuing development planning efforts as time and resources permit and are now targeting to complete the software and development of the Fair Housing product in the first half of 2011 and expect release for commercial utilization shortly thereafter

Our Products and Services

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

From January 1, 2008 through September 30, 2010, the Company has benefited, and continues to date to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.   DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 53% in 2008, 30% in 2009 and 25% through the third quarter of 2010 of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and, as such, tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008 and a lesser degrees in 2009 and the first nine months of 2010, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the growing need for ADA inspections, and the inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client, there is no unrecoverable incremental costs. So at worst, the loss of this client would be opportunity loss not hard dollar costs.

Intellectual Property

We regard the protection of copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. Due to the high cost of filing, we have not filed trademark applications for our brand and logos, however as we increase our capital resources we intend to submit our most recently developed technology applications for various categories of intellectual property protection, which we currently expect will be in late 2011, again as resources permit.

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

The 2002 County Business Patterns and 2002 Economic Census was filed as Exhibit 99.2 to the Company’s Form 10 filed on December 23, 2009.  The 2007 County Business Patterns and 2007 Economic Census can be found at www2.census.gov/econ/susb/data/2007/us_6digitnaics_empl_2007.xls.

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

Results of Operations.

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009.

Revenue

Total revenue was $388,749 for the three months ended September 30, 2010 compared to $441,306 during the three months ended September 30, 2009, a decrease of $52,557, or 12%. The decrease in revenue resulted from an aggregation of small events such as, extended bid processes from certain jurisdictions, delays in regional budget funding for certain public projects, and in temporary short term delays associated with project timings related to a certain large commercial client.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2010 increased by $26,648, or 17%, to $180,026 for the three months ended September 30, 2010 from $153,378 for the three months ended September 30, 2009. The components of cost of revenue are compensation costs of inspection staff, travel expense and equipment and supplies consumed. Compensation costs of inspection staff decreased by $8,614 and travel expense increased by $9,258 from 2009. The increases result from travel and associated expenses related to the fulfillment of certain inspection contracts. Equipment and supplies consumed as cost of revenue was $26,004 for the three months ended September 31, 2010, with no comparable expense in the 2009 period.

Selling Expenses

Selling expenses for the three months ended September 30, 2010 increased by $5,366, or 27%, to $25,168 for the three months ended September 30, 2010 from $19,802 for the three months ended September 30, 2009. Selling expenses consist primarily of compensation costs, which increased by $5,500 during 2010.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2010 increased by $18,366 or 11%, to $191,117 for the three months ended September 30, 2010 from $172,751 for the three months ended September 30, 2009. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The increase in general and administrative expenses resulted primarily from various increases and decreases in the components.

Though we have referenced a small increase in general and administrative costs for the third quarter, we do expect to reduce certain lease expenses in the near future as a result of continued scaling to appropriately support our administrative functions.  We do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that due to increases in revenue, we will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the three months ended September 30, 2010 was a net expense of $13,505 as compared to $13,539 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009.

Revenue

Total revenue was $1,292,140 for the nine months ended September 30, 2010 compared to $890,397 during the nine months ended September 30, 2009, an increase of $401,743, or 45%. The increase in revenue resulted from the completion of certain large inspection contracts.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2010 increased by $110,796, or 27%, to $517,800 for the nine months ended September 30, 2010 from $407,004 for the nine months ended September 30, 2009. The components of cost of revenue are compensation costs of inspection staff, travel expense and equipment and supplies consumed. Compensation costs of inspection staff increased by $22,677 and travel expense increased by $62,115 from 2009. The increases result from the increase in revenue and travel and associated expenses related to the fulfillment of certain inspection contracts. Equipment and supplies consumed as cost of revenue was $26,004 for the nine months ended September 31, 2010, with no comparable expense in the 2009 period.

Selling Expenses

Selling expenses for the nine months ended September 30, 2010 increased by $20,746, or 35%, to $80,048 for the nine months ended September 30, 2010 from $59,302 for the nine months ended September 30, 2009. Selling expenses consist primarily of compensation costs, which increased by $18,307 during 2010.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2010 increased by $75,598 or 15%, to $578,232 for the nine months ended September 30, 2010 from $502,634 for the nine months ended September 30, 2009. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The increase results primarily from an increase in compensation costs.

The general administrative expenses are reasonably stable.  Accordingly, we do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that, due to increases in revenue, we will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the nine months ended September 30, 2010 was a net expense of $81,730 as compared to $41,748 for the nine months ended September 30, 2009. The increase results from an increase in interest expense of $5,936 and a loss on extinguishment of debt of $34,046 in 2010, with no comparable expense in 2009. The loss on extinguishment of debt results from transactions with our former parent, PTS. Refer to Note 3 to the unaudited financial statements for further details.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $150,301. Cash provided by operations was $212,548 during the nine months ended September 30, 2010. Income of $34,330 was increased by non-cash charges of $34,046 for loss on extinguishment of debt and $90,910 for depreciation and amortization, along with a decrease in accounts receivable of $39,386, offset by an increase in other current assets of $21,456. Cash used by investing activities for the nine months ended September 30, 2010 was $30,378. Cash used by financing activities for the nine months ended September 30, 2010 was $76,125, resulting from principal payments on notes of $79,275, offset by a working capital advance of $3,150.

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

Item 4. Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine-month period ended September 30, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. Registrant’s Board of Directors and executive officer have reviewed the disclosure and filing requirements of the Securities Act of 1934, as amended, and have hired securities counsel to assist with ensuring that future disclosures are filed accurately and in a timely manner.  Should any future 1934 Act filings be late or omitted, Registrant will note such weakness in its annual filings and provide additional corrective measures.

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

Dated: November 12, 2010

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer (Principal Accounting, Executive and Financial Officer) and Chairman of the Board of Directors

By: /s/ Barbara Thorpe Barbara Thorpe President & Director

By: /s/ Phillip Flaherty Phillip Flaherty Director