Form 10-K
period 2010-12-31
Disability Access Corp
filed 2011-03-22
CIK 1382085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53538

DISABILITY ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5702367
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

720 W. Cheyenne Ave. Suite 210 North Las Vegas, NV	89030
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 882-3999

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010: There is no market for the common stock.

As of March 18, 2011 the registrant had 2,437,676,200 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are roughly thirty-five (35%) complete towards a similar product service and system comparable in nature and method to our existing ADA software and services, along with other federal markets.  We expect to resume work and are targeting to complete the software and development of the Fair Housing product in 2011 and pending resource availability expect release for commercial utilization in the early to mid part of  2011.

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

Though based on our earlier version the new version of DACTrak software has further enhanced and expanded the automated features of the entire inspection process and embraces a new business model, which significantly reduces the inspection and report generation time period, improving productivity by factors in excess of 800%  (efficiency measures as determined by comparing historical time consumed in a manual inspection and report generation vs time consumed utilizing the company’s software assisted process), by using the tools and methodologies as generally outline and described below. Disability Access Corporation has created and is currently refining a do-it-yourself self service, subscription based, fully automated process to be used both internally and marketed to the public. The product was ready for customers in the fourth quarter of 2009 and began commercial usage in 2010.

These tools enable end-to-end do-it-yourself subscription based compliance solutions that are focused on large enterprise clients, specifically the federal government and other large corporate and public entities.  In addition, the product is designed to incorporate partnerships with existing competition by enabling them use of the product while safeguarding our knowledge base and maintaining complete control.  In short, we have automated the entire process from a time-consuming, labor intensive and highly specialized procedure to a simple and expedient method requiring minimal training.

DACTrak has improved worker productivity, created faster production delivery and provides enterprise management while drastically reducing labor costs and turnaround times. Client access to information is managed and readily available through a web browser.  Inspections and field data are automatically processed and delivered to the client in real time.  The products will be available for large volume jobs such as the US Government.  Program updates will be accomplished through an auto feature and will work globally for all clients.

DACTrak is working and producing revenue in the current market. Fees vary due to the type, size, location, and quantity of the inspections to be completed and the timeline requested for completion. The potential market of clients that needs not only data collection, but automated processing of complex data and web based interaction and management is large and represents a significant revenue potential.  Reports were previously distributed by hard copy or on compact disk.  Reports are now accessed by the client via the web browser.  In selected cases, hard copies of the reports can be mailed or sent via PDF.

Competition

To our knowledge there are currently no competitive do-it-yourself interactive automated model electronic processing systems available for these forms of compliance inspections that we are aware of.  Based on our surveys and studies, our competition uses manual processes and rudimentary database and/or spreadsheet based lists as the only other types of technology assisted processes used.  As a result, competitor surveys are laborious, require extensive training and are not necessarily comprehensive.

Competitive Advantages

Most of DAC’s current competitors for the inspection aspects of the Company’s business are architectural firms that perform design work in addition to ADA inspections and services, generally at higher prices than DAC. DAC is aware of some pricing by public bid results and inquiry phone calls from prospective and existing clients.

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

There is currently no do-it-yourself automated model electronic processing system available from the competition,

that we are aware of.  Based on our surveys and studies, our competition uses manual processes and rudimentary database and/or spreadsheet based lists as the only other types of technology assisted processes used.  As a result, competitor surveys are laborious, require extensive training and are not necessarily comprehensive.

•

We Are the Developers of Our Technology. For the last 8 years we have been at the forefront in the innovation and design of automating the ADA inspection process.

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

Customers

Our new customers are mainly derived by “word of mouth” from current and previous customers, particularly as the litigation community as well as the construction contractor community is fairly small, need by these patrons stimulate peer query and we have enjoyed the resulting positive referrals.  Additionally, we obtain new patrons through customer initiated Website searches, from responding to various public “Request For Proposals” and from attending and/or presenting at certain relevant trade shows.

A very important component of our Market Strategy is customer retention.  The Company’s product is Web based not client based, and as such the customer is compelled to continue with the Company’s services for both software updates and data storage, the absence of which renders the customers final reports as static and of limited use in the changing reporting environment, thus effectively once a customer always a customer.

Though the product utilization opportunities are vast the larger potential core users are much more defined and easily targeted for presentation.  The following sales methodologies will be utilized; 1) direct sales solicitations; 2) target specific industry trade magazines; 3) web based marketing; 4) seminars and trade shows 5) commissioned sales solicitations.  Additionally, as the Company’s solutions provide for a timely report turnaround at efficient pricing there is a natural viral consumer marketing solution as various professionals share their solutions (most of the existing customers for DAC have been obtained in this manner). Separately the company obtains business by responding to government request for bids for services based on ADA compliance. The Company has enjoyed past and current contracts obtained in this method and has further enjoyed supplemental business opportunities from the word of mouth generated by this activity.

From January 1, 2008 through December 31, 2010, the Company has benefited, and continues, to-date, to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.  DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 30% in 2009 and 28% in 2010 of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2009 and a lesser degree in 2010, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the Company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

Intellectual Property

We regard that protection of copyrights, service marks, trademarks, trade dress and trade secrets are critical to our future success and we will rely on a combination of copyright, trademark, service mark, first to invent rights and trade secret laws in addition to contractual restrictions to establish and protect our proprietary rights in products and services. Due to the high cost of filing, we have not filed trademark applications for our brand and logos, however as we increase our capital resources we intend to submit our most recently developed technology applications for various categories of intellectual property protection, which we currently expect will be in either late 2011 or early 2012, again as resources permit.

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

● There were more than 5.7 million firms in the United States; these businesses have more than 7.3 million establishments and sites at risk ³.

With the adoption of contemporary state and local building codes and with an increasing aging population demanding safe access, the need for accessibility risk management, compliant buildings and accessible programs will continue to intensify.

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

3 http://factfinder.census.gov/servlet/IBQTable?_bm=y&-geo_id=&-ds_name=SB0700CSA15&-_lang=en

The 2008 County Business Patterns and 2007 Economic Census are filed as Exhibit 99.3 hereto.

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  The Company spent $435,485 in 2007 on ordinary support and maintenance of the Company's software and system, through which the Company identified areas for future software and system development and accordingly spent $236,135 in 2008 and $18,743 in 2009 which was capitalized. The new software was deployed and made commercially available in the first quarter of 2009. Though the clients of the Company will benefit from the efficiencies gained through our Research and Development, the Company is able to continue to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

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

Employees

Disability Access Corporation currently has two employees who serve in administrative positions and two independent consultants.

Through our subsidiary, Disability Access Consultants, Inc., we have an additional nine full time employees and three independent consultants who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

On December 15, 2010, the Company accepted the resignation from Barbara Thorpe as the Company's President and member of the Board of Directors.  Effective as of the same date, the Board of Directors appointed Peter Chin as the Company’s President. Ms. Thorpe will continue in the capacity of President and a member of the Board of Directors of the Company’s subsidiary, Disability Access Consultants, Inc.

Barbara Thorpe has extensive experience in accessibility solutions and assisting individuals with disabilities.  She serves as President, and along with her management responsibilities provides the vision to our IT Department to develop and expand the automated inspections systems.

Office and Facilities

Our corporate headquarters are located at 720 W. Cheyenne Ave, Suite 210, North Las Vegas, Nevada 89030.

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

We have not yet been the beneficiary of any marketing, or other alliances necessary for the successful penetration of certain of our target markets.

While we have actively pursued the relationships necessary to begin marketing DAC, we have yet to realize any benefits from such agreements with   our third-party wholesalers or retailers for the marketing of DAC. There can be no assurance that we will be successful in doing so. If we are not successful in receiving additional revenues through these alliances, we may not generate sufficient revenue to conduct our operation or sustain profitability.

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

During 2010 and 2009, 1 and 2 customers, respectively, accounted for 28% and 46%, respectively, of our revenue.  No other customer accounted for more than 10% of revenue during 2010 and 2009. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At December 31, 2010, 5 customers accounted for a total of 74% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2010.

Potential fluctuations in annual operating results.

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry.  Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Due to the foregoing factors, among others, it is possible that our operating results will fall below our expectations or those of investors in some future years.

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

Recently, the stock market in general has experienced extreme price volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if trading volume of our common stock is low.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

ITEM 2.

PROPERTIES.

The Company owns no real property.  We lease our principal office space under a lease agreement with a rate of U.S. $1,860 per month. Additionally, the Company leases other office facilities as needed for its operational support and needs and Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

[REMOVED AND RESERVED]

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is currently traded on the Grey Market, the Other Over-the-Counter market, under the symbol “DBYC”. The following table sets forth the trading history of the common stock for each quarter since March 31, 2009 through December 31, 2010, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. On March 13, 2008, the Company’s common stock was discontinued from trading on the Pink Sheets due to a ten day trading suspension implemented by the Securities Exchange Commission, after the ten day suspension the Company’s stock resumed trading on the Grey Market. The reason for suspension by the Securities Exchange Commission was that the previous Corporation that Disability Access Corporation merge with Power-Save Energy Corporation was a purloined Corporation. According to the SEC, there is a lack of current and accurate information concerning the securities of Disability Access Corporation. Trading in the securities of Disability Access Corporation appears to be predicated on apparent misstatements. From the previous corporations that Power-Save Energy Corporation merged with, certain persons appearing to have usurped the identity of a defunct or inactive publicly traded corporation, initially by incorporating a new entity using the same name, and then by obtaining a new CUSIP number and ticker symbol based on the apparently false representation that they were duly authorized officers, directors and/or agents of the original publicly traded corporation. In order for Disability Access Corporation to resume trading on the Pink Sheets, Disability Access Corporation is required to file the Form 15c2-11 under the Exchange Act. Due to the Company’s current trading status on the Grey Market, there is an absence of an established public trading market.

Calendar Year 2010	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0001 0.0001 0.0001 0.0001	0.0001 0.0001 0.0001 0.0001
Calendar Year 2009	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0004 0.0001 0.0005 0.0002	0.0001 0.0001 0.0001 0.0001

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

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2010 – December 31, 2010	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

•

Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.  A brief description of certain aspects, transactions and events is provided.

•

Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2010.

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

Results of Operations.

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009.

Revenue

Total revenue was $1,689,033 for the year ended December 31, 2010 compared to $1,438,580 during the year ended December 31, 2009, an increase of $250,453, or 17%. As the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the year ended December 31, 2010 increased by $82,091, or 14%, to $651,254 for the year ended December 31, 2010 from $569,163 for the year ended December 31, 2009. The components of cost of revenue are compensation costs of inspection staff and travel expenses. These cost increased mostly related to the increased revenue generation activity and the associated travel related to such revenue generation in 2010.

Selling Expenses

Selling expenses for the year ended December 31, 2010 increased by $27,393, or 33%, to $111,322 for the year ended December 31, 2010 from $83,929 for the year ended December 31, 2009. Selling expenses consist primarily of compensation costs. The increase results principally from an increase in compensation for the executive responsible for the selling effort.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2010 decreased by $30,822, or 4%, to $753,689 for the year ended December 31, 2010 from $784,511 for the year ended December 31, 2009. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The decrease in general and administrative expenses resulted primarily from various decreases in these components.

The general administrative expenses are reasonably stable.  Accordingly, we do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and maintaining profitability during this period. As our core support infrastructure is now in place we expect that, due to increases in revenue, we will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense and Change in Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the year ended December 31, 2010 was a net expense of $95,352 as compared to $59,215 for the year ended December 31, 2009. The increase results primarily from a loss from the extinguishment of debt of $34,046.

Net Income

We reported net income of $72,437 during the year ended December 31, 2010 as compared with a loss of $58,238 for the year ended December 31, 2009. The increase in income results from the various increases and decreases described above.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $203,890. Cash provided by operations was $370,129 during the year ended December 31, 2010. Net cash used in investing activities totaled $43,865 for the year ended December 31, 2010. Cash used by financing activities for the year ended December 31, 2010 was $131,124, resulting from principal payments on notes.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-15.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Changes in Internal Control over Financial Reporting

There were changes in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last two fiscal quarters that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  These changes occurred in Management’s implementation of additional professional efforts which included coordination and communication to assure timely reviews and signoffs related to filings. As a result, the Company’s last two quarterly reports for fiscal year ended December 31, 2010 were filed timely.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of March 18, 2011 are as follows:

Name	Age	Position
Peter Chin	63	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors
Phillip Flaherty	53	Director

Duties, Responsibilities and Experience

Peter Chin, Chief Executive Officer, President, Secretary and Chairman of the Board of Directors – Mr. Chin brings over 20 years of entrepreneurial experience in the financial markets with a focus on corporate finance and advising companies in the United States and China. From 1993 to 2007, Mr. Chin served on the board of directors of Golden Arrow Group of Companies, USA, a hotel and land management company in China.  From 2001 to 2002, Mr. Chin served as a consultant for PTS, Inc., a publicly traded holding company. In 2002, he was appointed chief executive officer and chairman of the board of directors of PTS, Inc. On February 23, 2010, Mr. Chin resigned from all of his positions held with PTS, Inc. Currently, Mr. Chin serves as corporate secretary and a member of the board of directors of International Building Technologies Group, Inc. International Building Technologies Group, Inc. engages in the manufacture and sale of light weight building panels used in construction worldwide and provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support.

Mr. Chin has served on the board of directors and as Chief Executive Officer of Disability Access Corporation since 2006.

Phillip Flaherty, Director - Since 1997 to present, Mr. Flaherty has served as a consultant and has provided domestic and international consulting services to various small and large, publicly traded and privately held service and gaming companies. During this time, he served as a consultant and later was employed as COO to Barrick Gaming, Inc., a Las Vegas based company from early 2002 though the end of 2005, after which he returned fulltime to his consulting services, Mr. Flaherty is currently self employed and consults with multiple clients.

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

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 720 W. Cheyenne Ave. Suite 210, North Las Vegas, Nevada 89030.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the named executive officers for the fiscal years ended December 31, 2010, 2009 and 2008, for services rendered in all capacities to Disability Access Corporation:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Chin, Chief Executive Officer(1)	2010	$-	$ -	$ -	$ -	$	$ -	$ -	$ -
	2009	$-	$ -	$ -	$ -	$	$ -	$ -	$ -
	2008	$60,000	$ -	$ -	$ -	$	$ -	$ -	$60,000
Barbara Thorpe, President and Director(2)	2010	$98,125	$ -	$ 306	$ -	$ -	$ -	$ -	$98,431
	2009	$77,500	$ -	$ -	$ -	$ -	$ -	$ -	$77,500
	2008	$78,000	$ -	$ -	$ -	$ -	$ -	$ -	$78,000

Phillip Flaherty Director	2010	$ -	$ -	$ -	$ -	$ -	$ -	$39,000	$39,000
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$18,000	$18,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$10,300	$10,300

(1)

Amount has been accrued as of December 31, 2009 and the Company expects to satisfy obligation to Mr. Chin through the issuance of stock.

(2)

On December 15, 2010, the Company accepted the resignation from Barbara Thorpe as the Company's President and member of the Board of Directors.  Effective as of the same date, the Board of Directors appointed Peter Chin as the Company’s President. Ms. Thorpe will continue in the capacity of President and a member of the Board of Directors of the Company’s subsidiary, Disability Access Consultants, Inc. Compensation was received for services rendered in connection with Ms. Thorpe’s position as President of DAC.

Director Compensation

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended December 31, 2010, 2009 and 2008.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Chin, Chairman of the Board of Directors	2010	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2009	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Barbara Thorpe, Director(2)	2010	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2009	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Phillip Flaherty, Director (1)	2010	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2009	$30,000	$ -	$ -	$ -	$ -	$ -	$30,000
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

1)

Mr. Flaherty has served on the board of directors of Disability Access Corporation since December 15, 2008.

2)

On December 15, 2010, the Company accepted the resignation from Barbara Thorpe as the Company's President and member of the Board of Directors.  Effective as of the same date, the Board of Directors appointed Peter Chin as the Company’s President. Ms. Thorpe will continue in the capacity of President and a member of the Board of Directors of the Company’s subsidiary, Disability Access Consultants, Inc.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 18, 2011, information about the beneficial ownership of our capital stock with respect to each person known by Disability Access Corporation to own beneficially more than 5% of the outstanding capital stock, each director and officer, and all directors and officers as a group.

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Peter Chin(6)(7)	2,141,826,893	Common (8) (9)	88%
CEO, President and Chairman	10,000,000 8,000,000	Series A Preferred(3) Series C Preferred (5)	100% 100%

Sandy Chin(5)(6)	5,000,014	Common	*

Phillip Flaherty Director	6,166,671	Common	*

All directors and executive officers(2 persons)	2,147,993,564 10,000,000 8,000,000	Common Series A Preferred(3) Series C Preferred(5)	55% 100% 100%

Barbara Thorpe	-0- 1,000,000	Common Series B Preferred(4)	* 100%

ECG International, Inc. 8880 Rio San Diego Drive 8th Floor San Diego, CA 92108	221,405,400	Common	9%
*Denotes less than 1%

1)     Unless noted otherwise, the address for all persons listed is c/o the Company at 720 W. Cheyenne Ave. Suite 210, North Las Vegas, NV 89030.

2)    The above percentages are based on 2,437,676,200 shares of common stock, 10,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock and 8,000,000 shares of Series C Preferred Stock outstanding as March 18, 2011.

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

6)    Peter Chin may be considered the beneficial owner of 5,000,014 shares owned by his wife, Sandy Chin. Sandy Chin may also be considered the beneficial owner of 1,341,826,893 shares owned by her husband, Peter Chin.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2010, the Company accrued $90,000 in director compensation due to the board of directors.

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

As of the date hereof, the Company has paid its note payable principal balance due to Barbara Thorpe that bore interest at 8% per annum, to which there remains an unpaid accrued interest amount of $10,285.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements, review of our Form 10 and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2010 and 2009 were approximately $26,615 and $17,500, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2010 and 2009 were approximately $0 and $0, respectively.

PART IV.

ITEM 15.

EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q		10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q		10.2	9/28/2009
10.3	Agreement for ADA Consulting Services		10/A#5		10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K		10.4	3/12/2010
21	List of Subsidiaries	X
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#4		99.2	11/10/2009
99.3	The 2008 County Business Patterns and 2007 Economic Census	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABILITY ACCESS CORPORATION

Date: March 21, 2011	By:	/s/ Peter Chin
Peter Chin Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)

Date: March 21, 2011	By:	/s/ Phillip Flaherty Phillip Flaherty Director

 DISABILITY ACCESS CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Disability Access Corporation:

We have audited the accompanying consolidated balance sheets of Disability Access Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years ended December 31, 2010 and 2009.  Disability Access Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Disability Access Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Henderson, NV

March 18, 2010

DISABILITY ACCESS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS

Current assets
Cash	$ 343,969	$ 148,829
Accounts receivable, net allowance of $1,448 & 1,448, respectively	224,528	312,387
Other current assets	26,456	5,794
Total current assets	594,953	467,010

Property and equipment, net of accumulated depreciation
of $367,900 and $289,973, respectively	224,052	300,342
Goodwill	908,712	908,712
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,732,102	$ 1,680,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 120,922	$ 144,307
Accrued expenses	251,679	201,668
Income tax payable	4,979	-
Deferred revenue	10,333	-
Advances from related parties	3,150	2,140
Notes payable, current portion	-	25,073
Convertible note payable, related party, including accrued interest
net of related party note receivable of $185,992	-	425,191
Note payable, officer	-	104,200
Debentures payable, current portion	-	112,763
Total current liabilities	391,063	1,015,342

Note payable, related party	603,189	-

Total liabilities	994,252	1,015,342

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, 1,000,000 and no shares issued and outstanding,	10	-
Preferred stock Series C, $.00001 par value; 40,000,000 shares authorized, 8,000,000 shares issued and outstanding,
respectively	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and outstanding	24,377	24,377
Additional paid-in capital	1,694,739	1,694,443
Accumulated deficit	(981,456)	(1,053,893)

Total stockholders' equity	737,850	665,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,732,102	$ 1,680,449

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Sales	$ 1,689,033	$ 1,438,580
Cost of sales	651,254	569,163

Gross profit	1,037,779	869,417

Operating costs and expenses
Selling expense	111,322	83,929
General and administrative	753,689	784,511

Total operating costs and expenses	865,011	868,440

Income from operations before other expense	172,768	977

Interest expense, net	(61,306)	(61,945)
Gain (loss) on extinguishment of debt	(34,046)	2,730

Income (loss) before provision for income taxes	77,416	(58,238)

Provision for income taxes	4,979	-

Net income (loss)	$ 72,437	$ (58,238)

Income (loss) per common share,
Basic	$ 0.00	$ (0.00)
Diluted	$ 0.00	$ (0.00)

Weighted average shares outstanding,
Basic	2,437,676,200	2,437,676,200
Diluted	14,068,801,107	2,437,676,200

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2008	18,000,000	$ 180	2,437,676,200	$ 24,377	$ 1,694,443	$ (995,655)	$ 723,345

Net loss	-	-	-	-	-	(58,238)	(58,238)

Balance, December 31, 2009	18,000,000	180	2,437,676,200	24,377	1,694,443	(1,053,893)	665,107

Issuance of shares of Preferred Series B	1,000,000	10	-	-	(10)	-	-

Stock compensation - unvested stock grant	-	-	-	-	306	-	306

Net income	-	-	-	-	-	72,437	72,437

Balance, December 31, 2010	19,000,000	$ 190	2,437,676,200	$ 24,377	$ 1,694,739	$ (981,456)	$ 737,850

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flows from operating activities:
Net income (loss)	$ 72,437	$ (58,238)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	119,795	111,708
(Gain) loss on extinguishment of debt	34,046	(2,730)
Loss on disposition of property and equipment	360	-
Stock based compensation	306	-
Accrued interest on related party loans, net	26,334	29,458
Decrease (increase) in assets:
Accounts receivable	87,859	(71,929)
Other current assets	(20,662)	916
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	34,342	189,306
Deferred revenue	10,333	-
Income tax payable	4,979	-
Advances payable	-	(732)

Cash provided by operating activities	370,129	197,759

Cash flows from investing activities:
Cash paid for fixed assets	(43,865)	(44,226)

Cash used by investing activities	(43,865)	(44,226)

Cash flows from financing activities:
Advances from related party	3,150	-
Payments on notes and capital leases	(25,073)	(9,345)
Payments on related party notes	(109,201)	(108,868)

Cash used by financing activities	(131,124)	(118,213)

Net increase (decrease) in cash	195,140	35,320
Cash, beginning of period	148,829	113,509
Cash, end of period	$ 343,969	$ 148,829

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 41,285	$ 34,803

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ 18,142	$ 8,433
Accrued interest on debentures added to principal	-	2,737
Debentures payable assigned to third party	141,606	-
Current related party note payable reclassified as long term	461,582	-
Issuance of preferred shares pursuant to divestiture	10	-
Intercompany receivable assigned to related party	-	185,992
Accrued interest assigned to related party note payable	-	9,635
Related party advances payable assigned to related party
note payable	-	36,447
Debentures payable assigned to related party	-	69,587
Intercompany liabilities assigned to related party	-	150,000
Disposal of depreciated fixed assets	42,229	-

The accompanying notes are an integral part of these consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

Accounts Receivable

We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. The Company policy is to reserve receivables that are over 90 days, unless the over 90 day account is related to an active client that is in otherwise good standing with the Company. At December 31, 2010 and 2009, based on our review of customer activity, we recorded an allowance for doubtful accounts of $1,448 and $1,448, respectively.

Concentrations

Customers:

During 2010 and 2009, one and two customers, respectively, accounted for 28% and 46%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2010 and 2009. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At December 31, 2010, five customers accounted for a total of 74% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2010.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2010 or 2009.

Income/Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share.” The assumed exercise of common stock equivalents was not utilized for the year ended December 31, 2009 since the effect would be anti-dilutive. Weighted average common stock equivalents of 11,631,124,907 were included in the calculation of diluted earnings per share for the year ended December 31, 2010. There were 10,803,055,600 and 12,336,626,171 common stock equivalents outstanding at December 31, 2010 and 2009, respectively (see Note 5).

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

Costs related to the development of software products for which technological feasibility was achieved in January of 2007, are being amortized over their five year estimated economic life.

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

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts receivable, accounts payable and other liabilities consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of short term and long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities.

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

The table below summarizes the fair values of our financial liabilities as of December 31, 2010:

	Fair Value at	Fair Value Measurement Using
	December 31, 2010	Level 1	Level 2	Level 3

Note payable, related party	$603,189	$-	$-	$603,189
	$603,189	$-	$-	$603,189

	Fair Value at	Fair Value Measurement Using
	December 31, 2009	Level 1	Level 2	Level 3

Convertible notes and debentures payable	$751,455	$-	$-	$751,455
	$751,455	$-	$-	$751,455

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which requires more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Due to Related Parties

During 2009 we made payments aggregating $36,867 to our former parent company, PTS.

During 2010 we repaid $35,601 of interest to an officer of DBYC and received advances totaling $3,150 from this officer. In addition, we paid $39,000 for services rendered from a director of DBYC and paid $15,600 in rental expense to an employee of DAC.

During 2010 we repaid $108,924 of principal and interest to an officer of DAC. During 2009 we repaid $72,002 of principal to this officer.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Effective February 23, 2010 the $603,189 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum. Accrued interest of $1,395 remains unpaid as of December 31, 2010.

During 2010 we repaid $104,200 of principal to an officer of DAC. As of December 31, 2010 the principal balance of this note was $0 and accrued interest on the note payable is $10,285.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest. The line of credit was paid in full during 2010.

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

As of December 31, 2010, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,796,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 9,996,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at December 30, 2010.

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

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal biannual installments of 16,667 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the twelve months ended December 31, 2010 we have recognized $306 of expense related to this stock grant.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. As a part of the divestiture agreement Ms. Thorpe was required to exchange her one million dollars’ worth of Preferred Series E shares in PTS for one million dollars’ worth of DBYC Preferred Series B shares.  DBYC, in settlement of its obligations to PTS, Inc for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc. Preferred Series E shares for such obligations. We have recorded a capital transaction valued at $10, or $.00001 per share, in connection with the issuance of the one million shares of Preferred Series B.

NOTE 7 - INCOME TAXES

We utilize ASC 740 “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Disability Access Corporation

Disability Access Corporation files separate tax returns from Disability Access Consultants, Inc. As of December 31, 2010 DBYC has fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that DBYC will not sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $66,000 and $31,000 during the years ended December 31, 2010 and 2009, respectively.

The income tax provision (benefit) consists of the following:

	December 31,
	2010	2009
Federal:
Current	$-	$-
Deferred	(66,000)	(31,000)
	(66,000)	(31,000)

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	66,000	31,000

Income tax provision (benefit)	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
	2010	2009

Deferred tax assets:
Net operating loss carry forward	$216,000	$150,000
Less: valuation allowance	(216,000)	(150,000)
Net deferred tax asset	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009

Statutory federal income tax rate	(34%)	(34%)
Statutory state and local income tax rate	(0%)	(0%)
Change in valuation allowance	34%	34%
Effective tax rate	0.00%	0.00%

The Company has not filed income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its U.S. federal returns. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities. No penalties or interest have been assessed for any tax year.

Disability Access Consultants, Inc.

Disability Access Consultants, Inc. files separate tax returns from Disability Access Corporation. As of December 31, 2009 DAC had fully allowed for any deferred tax assets as management has determined that it was more-likely-than-not that DAC would not sustain the use of our net operating loss carryforwards and established a valuation allowance for them. The valuation allowance decreased by $89,000 and 11,000 during the years ended December 31, 2010 and 2009, respectively.

The income tax provision (benefit) consists of the following:

	December 31,
	2010	2009
Federal:
Current	$94,000	$11,000
Deferred	-	-
	94,000	11,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(89,000)	(11,000)

Income tax provision (benefit)	$5,000	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
	2010	2009

Deferred tax assets:
Net operating loss carry forward	$-	$89,000
Less: valuation allowance	-	(89,000)
Net deferred tax asset	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009

Statutory federal income tax rate	34%	(34%)
Statutory state and local income tax rate	0%	(0%)
Change in valuation allowance	(32%)	34%
Effective tax rate	2%	0%

The Company has not filed income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its U.S. federal returns. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities. No penalties or interest have been assessed for any tax year.

NOTE 8 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation at December 31, 2010 and 2009 consists of the following:

	2010	2009
Furniture and fixtures	$11,631	$11,631
Equipment	229,856	228,219
Software	350,465	350,465
	591,952	590,315
Accumulated depreciation	(367,900)	(289,973)
Net book value	$224,052	$300,342

Depreciation expense was $119,795 and $111,708 for the years ended December 31, 2010 and 2009, respectively, of which $67,730 and $70,093 relate to software for 2010 and 2009.  As of December 31, 2010 and 2009, unamortized software costs are $152,927 and $220,657, respectively.

Approximate amortization of software costs for the next five years is as follows: 2011, $51,000; 2012, $51,000; 2013, $51,000; 2014, $0; and 2015 $0.

During 2010, the Company disposed of $42,229 fully depreciated assets and acquired $46,091 of inspection equipment.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

All of our operating leases are on a month to month basis. The average rent for 2011 is $5,160 per month.

Rent expense for the years ended December 31, 2010 and 2009 was $69,985 and $77,212, respectively.