Form 10-Q
period 2011-03-31
Disability Access Corp
filed 2011-05-16
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-53538

DISABILITY ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5702367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 W. Cheyenne Ave. Suite 210 North Las Vegas, NV	89030
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 882-3999

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 16, 2011, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 258,835	$ 343,969
Accounts receivable, net of allowance of $1,448	186,197	224,528
Employee note receivable	15,000	-
Other current assets	38,921	26,456
Total current assets	498,953	594,953

Property and equipment, net of accumulated depreciation
of $393,061 and $367,900, respectively	248,848	224,052

Goodwill	908,712	908,712
Employee note receivable	25,000	-
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,685,898	$ 1,732,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 142,301	$ 120,922
Accrued expenses	255,854	251,679
Income tax payable	2,979	4,979
Deferred revenue	15,333	10,333
Advances from related parties	3,150	3,150
Total current liabilities	419,617	391,063

Note payable, related party	603,189	603,189

Total liabilities	1,022,806	994,252

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares
authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares
authorized, 1,000,000 shares issued and outstanding,	10	10
Preferred stock Series C, $.00001 par value; 40,000,000 shares authorized, 8,000,000 shares issued and outstanding,
respectively	80	80
Common stock, $.00001 par value; 2,445,000,000 shares
authorized, 2,437,676,200 shares issued and
outstanding	24,377	24,377
Additional paid-in capital	1,694,832	1,694,739
Accumulated deficit	(1,056,307)	(981,456)

Total stockholders' equity	663,092	737,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,685,898	$ 1,732,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	2011	2010

Sales	$ 236,896	$ 448,557
Cost of sales	100,278	173,016

Gross profit	136,618	275,541

Operating costs and expenses
Selling expense	23,257	26,394
General and administrative	176,170	186,980

Total operating costs and expenses	199,427	213,374

(Loss) income from operations before other expense	(62,809)	62,168

Interest expense, net	(12,042)	(20,218)
Loss on extinguishment of debt	-	(34,046)

Net (loss) income	$ (74,851)	$ 7,903

Loss per common share, basic and diluted
Basic	$ (0.00)	$ 0.00
Diluted	$ (0.00)	$ 0.00

Weighted average shares outstanding
Basic	2,437,676,200	2,437,676,200
Diluted	2,437,676,200	13,238,231,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net (loss) income	$ (74,851)	$ 7,903
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	25,161	29,325
Loss on extinguishment of debt	-	34,046
Stock based compensation	93	56
Accrued interest on related party loans, net	-	26,334
Decrease (increase) in assets:
Accounts receivable	38,331	(11,221)
Other current assets	(12,465)	(2,549)
Deposits	-	(2,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	25,554	(30,881)
Deferred revenue	5,000	-
Income tax payable	(2,000)	-

Cash provided by operating activities	4,823	51,013

Cash flows from investing activities:
Cash paid for development of software products	(49,957)	-

Cash used by investing activities	(49,957)	-

Cash flows from financing activities:
Employee notes receivable	(40,000)	-
Payments on notes and capital leases	-	(4,627)
Payments on related party notes	-	(29,771)

Cash used by financing activities	(40,000)	(34,398)

Net (decrease) increase in cash	(85,134)	16,615
Cash, beginning of period	343,969	148,829
Cash, end of period	$ 258,835	$ 165,444

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 22,867	$ 6,030
Cash paid for income taxes	$ 2,000	$ -

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ -	$ 18,142
Current related party note payable reclassified as long term	-	461,582

Debentures payable assigned to related party	-	141,606
Issuance of preferred stock pursuant to divestiture agreement	-	10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three month period ended March 31, 2011 and 2010 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2010 as disclosed in the Company's Form 10-K as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2011.

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

Concentrations

Customers:

During the three months ended March 31, 2011 and 2010, three customers accounted for 59% and 64%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2011 and 2010. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At March 31, 2011, four customers accounted for a total of 83% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at March 31, 2011.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2011 since the effect would be anti-dilutive. There were 10,803,988,900 and 10,800,555,556 common stock equivalents outstanding at March 31, 2011 and 2010, respectively (see Note 5).

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During February of 2010, PTS undertook reorganization and restructuring efforts which resulted in the divestiture of PTS’ interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with PTS’ former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $100) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $569,078 as of February 23, 2010.  The net exchange eliminated PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.

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

Due to Related Parties

During 2010 we repaid $24,770 of principal to an officer of DAC. During 2011 we paid the remaining accrued interest of $10,825 to this officer.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Effective February 23, 2010 the $603,189 Disability Access Consultants Inc. owed PTS, Inc. was assigned to Mr. Peter Chin in the form of a promissory note due April 1, 2015 with 8% interest per annum.

During 2010 we repaid $24,770 of principal to an officer of DAC. During 2011 we paid the remaining accrued interest of $10,825 to this officer.

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

As of March 31, 2011, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,797,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 9,997,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at March 31, 2011.

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

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal annual installments of 33,334 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the three months ended March 31, 2011 and 2010 we have recognized $83 and $56, respectively, of expense related to this stock grant. Upon the anniversary of this contract, an additional 1,000 shares valued at $10, were granted as of March 31, 2011, none of the granted shares have been exercised.

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

NOTE 7 – PROPERTY AND EQUIPMENT

During the three months ended March 31, 2011 we capitalized $49,957 of costs related to the development of software products for which technological feasibility has been achieved.  The developed software is designed to facilitate inspections related to fair housing, and has since been used for commercial activity.

NOTE 8 – EMPLOYEE NOTES RECEIVABLE

During the three months ended March 31, 2011, we loaned an aggregate of $40,000 to two key employees, pursuant to two promissory notes. One note, in the amount of $25,000, bears no interest and is due on February 1, 2013, the Company will have the option of using this note as consideration for compensation of services rendered. The second note, in the amount of $15,000, bears no interest and is due on June 1, 2011.  Upon maturity, both of these notes will accrue interest on the unpaid principle of nine percent per annum.

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are substantially complete towards a similar product service and system comparable in nature and method to our existing ADA software and services  We have placed the Fair Housing software products into service for commercial utilization  in the first quarter of 2011 and have used for revenue generation within the first quarter of 2011.

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

From January 1, 2008 through March 31, 2011, the Company has benefited, and continues, to-date, to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.  DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 30% in 2009 and 28% in 2010 of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2009 and a lesser degree in 2010, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the Company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

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

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

3 http://factfinder.census.gov/servlet/IBQTable?_bm=y&-geo_id=&-ds_name=SB0700CSA15&-_lang=en

The 2008 County Business Patterns and 2007 Economic Census was filed as Exhibit 99.3 to the Company’s Form 10-K filed on March 22, 2011.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2011 or 2010.

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

Results of Operations.

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010.

Revenue

Total revenue was $236,896 for the three months ended March 31, 2011 compared to $448,557 during the three months ended March 31, 2010, a decrease of $211,661, or 47%. The decrease in revenue resulted from two principal reasons: first the company, in an effort to capitalize on growing demand for software to support inspections related to the Fair Housing Act, devoted material executive and staff time to develop and test the internally developed software, which had a short term consequence of decreasing first quarter revenue activity.  Secondly, the first quarter of the prior year enjoyed the revenue timing from the conclusion of a certain large project that directly contributed approximately $152,000 in the first quarter of the 2010 period.  It is the company's belief that the first quarter revenue interruption from the Fair Housing software development will be more than offset by future commercial activity derived from the new software.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2011 decreased by $72,738, or 42%, to $100,278 for the three months ended March 31, 2011 from $173,016 for the three months ended March 31, 2010. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $60,741 and travel expense decreased by $11,823 from 2010 as a result of reduced travel and associated expenses related to reduced inspection activity in the first quarter of 2011 and the result of the capitalization of compensation related to the development of software designed for Fair Housing inspections.

Selling Expenses

Selling expenses for the three months ended March 31, 2011 decreased by $3,137, or 12%, to $23,257 for the three months ended March 31, 2011 from $26,394 for the three months ended March 31, 2010. The primary decrease in selling expenses consisted of reduced compensation cost of $4,857 during 2011.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2011 decreased by $10,810 or 6%, to $176,170 for the three months ended March 31, 2011 from $186,980 for the three months ended March 31, 2010. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The decrease in general and administrative expenses resulted primarily from various increases and decreases in the components.

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

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the three months ended March 31, 2011 was a net expense of $12,042 as compared to $54,264 for the three months ended March 31, 2010.  The decrease of $42,222 is related to the non-recurring cost of extinguishment of $34,046 and reduction of interest expense of $8,176.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $79,336. Cash provided by operations was $4,823 during the three months ended March 31, 2011. A loss of $74,851 was offset by a non-cash charge of  $25,161 for depreciation and amortization, along with a decrease in accounts receivable of $38,331 and a net increase in accounts payable and other current liabilities of $28,554, offset by an increase in other current assets of $12,465. Cash used by investing activities for the three months ended March 31, 2011 was $49,957 related to cash used for software development. Cash used by financing activities for the three months ended March 31, 2011 was $40,000 related to loans made to employees.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q		10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q		10.2	9/28/2009

10.3	Agreement for ADA Consulting Services		10/A#5	10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K	10.4	3/12/2010
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#4	99.2	11/10/2009
99.3	The 2008 County Business Patterns and 2007 Economic Census		10-K	99.3	3/22/2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer (Principal Accounting, Executive and Financial Officer) and Chairman of the Board of Directors

By: /s/ Phillip Flaherty Phillip Flaherty Director