Form 10-Q
period 2011-06-30
Disability Access Corp
filed 2011-08-15
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-53538

DISABILITY ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5702367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 W. Cheyenne Ave. Suite 210 North Las Vegas, NV	89030
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code. Registrant’s facsimile number, including area code.	(702) 882-3999 (702) 475-5222

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2011, the issuer had 2,437,676,200 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 86,418	$ 343,969
Accounts receivable, net of allowance of $1,448	235,440	224,528
Employee note receivable	15,000	-
Other current assets	24,858	26,456
Total current assets	361,716	594,953

Property and equipment, net of accumulated depreciation of $417,182 and $367,900, respectively	241,154	224,052

Goodwill	908,712	908,712
Employee note receivable	25,000	-
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,540,967	$ 1,732,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 138,866	$ 120,922
Accrued expenses	211,051	251,679
Income tax payable	2,979	4,979
Deferred revenue	30,500	10,333
Advances from related parties	3,150	3,150
Total current liabilities	386,546	391,063

Note payable, related party	603,189	603,189

Total liabilities	989,735	994,252

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding,	10	10
Preferred stock Series C, $.00001 par value; 40,000,000 shares authorized, 8,000,000 shares issued and outstanding	80	80
Common stock, $.00001 par value; 2,445,000,000 shares authorized, 2,437,676,200 shares issued and outstanding	24,377	24,377
Additional paid-in capital	1,695,465	1,694,739
Accumulated deficit	(1,168,800)	(981,456)

Total stockholders' equity	551,232	737,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,540,967	$ 1,732,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$ 250,446	$ 454,834	$ 487,342	$ 903,391
Cost of sales	148,669	164,758	248,947	337,774

Gross profit	101,777	290,076	238,395	565,617

Operating costs and expenses
Selling expense	29,119	28,486	52,376	54,880
General and administrative	173,087	200,135	349,257	387,115

Total operating costs and expenses	202,206	228,621	401,633	441,995

Income (loss) from operations before other expense	(100,429)	61,455	(163,238)	123,622

Interest expense, net	(12,064)	(13,961)	(24,106)	(34,179)
Loss on extinguishment of debt	-	-	-	(34,046)

Net income (loss)	$(112,493)	$47,494	$(187,344)	$ 55,397

Income (loss) per common share,	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Basic	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Diluted

Weighted average shares outstanding,
Basic	2,437,676,200	2,437,676,200	2,437,676,200	2,437,676,200
Diluted	2,437,676,200	13,239,065,100	2,437,676,200	13,239,065,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net (loss) income	$ (187,344)	$ 55,397
Adjustments to reconcile net (loss) income to net
cash (used) provided by operating activities:
Depreciation and amortization	49,282	60,400
Loss on extinguishment of debt	-	34,046
Stock based compensation	726	139
Accrued interest on related party loans, net	-	26,334
Decrease (increase) in assets:
Accounts receivable	(10,912)	85,481
Other current assets	1,598	(30,411)
Deposits		-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(22,684)	(25,430)
Deferred revenue	20,167	-
Income tax payable	(2,000)	-

Cash (used) provided by operating activities	(151,167)	205,956

Cash flows from investing activities:
Cash paid for fixed assets	(66,384)	(29,317)

Cash used by investing activities	(66,384)	(29,317)

Cash flows from financing activities:
Employee notes receivable	(40,000)	-
Advances from related party	-	3,150
Payments on notes and capital leases	-	(8,433)
Payments on related party notes	-	(50,010)

Cash used by financing activities	(40,000)	(55,293)

Net (decrease) increase in cash	(257,551)	121,346
Cash, beginning of period	343,969	148,829
Cash, end of period	$ 86,418	$ 270,175

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 34,559	$ 21,429
Cash paid for income taxes	$ 2,000	$ -

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ -	$ 18,142
Current related party note payable reclassified as long term	-	461,582
Debentures payable assigned to related party	-	141,606
Issuance of preferred stock pursuant to divestiture agreement	-	10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Disability Access Corporation (“our,” “us,” “we,” “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and its name changed to Disability Access Corporation on November 8, 2006. PTS, Inc. (“PTS”), our former parent company, purchased Power-Save Energy Corp., a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation. However, on November 9, 2006, Disability Access Corporation Nevada (“DBYC NV”) was incorporated. Management’s original intent was to merge DAC under DBYC Delaware. Instead, DBYC NV was formed to replace DBYC Delaware.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2010 as disclosed in the company's Form 10-K as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2011.

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

Concentrations

Customers:

During the six months ended June 30, 2011 and 2010, four and four customers, respectively, accounted for 63% and 61%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2011 and 2010. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At June 30, 2011, three customers accounted for a total of 74% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at June 30, 2011.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share.” The assumed exercise of common stock equivalents was not utilized for the three and six months ended June 30, 2011 since the effect would be anti-dilutive. There were 10,807,677,778 and 10,801,388,900 common stock equivalents outstanding at June 30, 2011 and 2010, respectively (see Note 4).

Income Taxes

We utilize ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock Based Compensation

We account for our stock based compensation under ASC Topic 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Fair Value Measurements

ASC Topic 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes the following three levels of inputs that may be used:

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

The table below summarizes the fair values of our financial liabilities as of June 30, 2011:

	Fair Value at	Fair Value Measurement Using
	June 30, 2011	Level 1	Level 2	Level 3

Note payable, related party	$603,189	$-	$-	$603,189
	$603,189	$-	$-	$603,189

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2010 we repaid $45,009 of principal to an officer of DAC. During 2011 we paid the remaining accrued interest of $10,825 to this officer.

NOTE 4 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

On February 23, 2010, PTS, Inc. exchanged 10,000,000 Preferred Series A plus 1,175,126,879 common stock to Mr. Peter Chin and Mr. Peter Chin maintains control after the divestiture.

As of June 30, 2011, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,800,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 10,000,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at June 30, 2011.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

In connection with their employment agreements, we have granted to two employees an aggregate of 1,020,500 shares of convertible preferred stock. Of these shares, 1,000,000 convert on a 1 for 1 common share basis and 20,500 convert on a 1 for 100 common share basis. At June 30, 2011, 826,056 of the preferred shares have vested (but are not issued) and the remaining shares will vest through February 1, 2012. During the three and six months ended June 30, 2011 we have recorded $549 of expense related to the stock grants.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal annual installments of 33,334 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the three months ended June 30, 2011 and 2010 we have recognized $84 and $83, respectively, of expense related to this stock grant. During the six months ended June 30, 2011 and 2010 we have recognized $167 and $139, respectively, of expense related to this stock grant.

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

NOTE 6 – PROPERTY AND EQUIPMENT

During the six months ended June 30, 2011 we capitalized $49,957 of costs related to the development of software products for which technological feasibility has been achieved.  The developed software is designed to facilitate inspections related to fair housing, and has since been used for commercial activity.

NOTE 7 – EMPLOYEE NOTES RECEIVABLE

On February 1, 2011, we loaned an aggregate of $40,000 to two key employees, pursuant to two promissory notes. One note, in the amount of $25,000, bears no interest and is due on February 1, 2013. The Company will have the option of using this note as consideration for compensation of services rendered. The second note, in the amount of $15,000, bears no interest and was due on June 1, 2011.  Upon maturity, both of these notes will accrue interest on the unpaid principle of nine percent per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Much of the discussion in this Item is “forward looking.”  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Company Overview

Disability Access Corporation (the “Company” or “DBYC”) presently has one subsidiary company, Disability Access Consultants, Inc. Disability Access Corporation (“our,” “us,” “we,” “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our former parent company, purchased Power-Save Energy Corp, a Delaware corporation, on March 15, 2005. On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation.

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are substantially complete towards a similar product service and system comparable in nature and method to our existing ADA software and services.  We have placed the Fair Housing software products into service for commercial utilization in the first quarter of 2011 and have since begun revenue generation.

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

From January 1, 2008 through June 30, 2011, the Company has benefited, and continues, to-date, to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain.  DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 30% in 2009, approximately 28% in 2010 and for the first six months of 2011 approximately 17% of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2009 and a lesser degrees in 2010 and the firt six months of 2011, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the Company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

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

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

3 http://factfinder.census.gov/servlet/IBQTable?_bm=y&-geo_id=&-ds_name=SB0700CSA15&-_lang=en

The 2008 County Business Patterns and 2007 Economic Census was filed as Exhibit 99.3 to the Company’s Form 10-K filed on March 22, 2011.

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  The Company spent $435,485 in 2007 on ordinary support and maintenance of the Company's software and system, through which the Company identified areas for future software and system development and accordingly spent $236,135 in 2008 and $18,743 in 2009 which was capitalized. The new software was deployed and made commercially available in the first quarter of 2009.  Separately, the Company spent $49,957 in the first quarter of 2011 developing software for utilization in inspections related to Fair Housing, to which the software was commercially deployed in the first quarter of 2011 Though the clients of the Company will benefit from the efficiencies gained through our Research and Development, the Company is able to continue to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

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

Through our subsidiary, Disability Access Consultants, Inc., we have an additional eleven full time employees and three independent consultants who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

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

Results of Operations.

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010.

Revenue

Total revenue was $250,446 for the three months ended June 30, 2011 compared to $454,834 during the three months ended June 30, 2010, a decrease of $204,388, or 45%. The decrease in revenue resulted from two principal reasons: first timing, a number of the contracts the company received were not completed until the 3rd quarter of 2011 and secondly contract approval delays, due to various prospective client budget concerns and/or economic constraints various prospective clients approval times have been protracted as both public and private sectors are scrutinizing and protracting the approval process as a result of the Nation’s economic circumstances.  As the Company continues to be awarded contracts and the ADA laws are absolute the Company views the above referenced circumstances as short term in nature and not reflective of a permanent change in the business environment.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2011 decreased by $16,089, or 10%, to $148,669 for the three months ended June 30, 2011 from $164,758 for the three months ended June 30, 2010. The components of cost of revenue are compensation costs of inspection staff and travel expense. The majority of the decrease in cost of revenue came from travel expense which decreased by $14,627 from 2010 as a result of reduced travel and associated expenses related to reduced inspection activity in the second quarter of 2011.

Selling Expenses

Selling expenses for the three months ended June 30, 2011 increased by $633 to $29,119 for the three months ended June 30, 2011 from $28,486 for the three months ended June 30, 2010. The primary increase in selling expenses consisted of increased cost related to web hosting in 2011.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2011 decreased by $27,048 or 14%, to $173,087 for the three months ended June 30, 2011 from $200,135 for the three months ended June 30, 2010. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The decrease in general and administrative expenses resulted primarily from various increases and decreases in these components.

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

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the three months ended June 30, 2011 was a net expense of $12,042 as compared to $13,961 for the three months ended June 30, 2010.  The decrease of $1,919 is related to a decrease in interest expense of $1,919.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010.

Revenue

Total revenue was $487,342 for the six months ended June 30, 2011 compared to $903,391 during the six months ended June 30, 2010, a decrease of $416,049, or 46%. The decrease in revenue resulted from four principal reasons: first the company, in an effort to capitalize on growing demand for software to support inspections related to the Fair Housing Act, devoted material executive and staff time to develop and test the internally developed software, which had a short term consequence of decreasing first quarter revenue activity.  Secondly, the first quarter of the prior year enjoyed the revenue timing from the conclusion of a certain large project that directly contributed approximately $160,000 in the first quarter of the 2010 period.  It is the company's belief that the first quarter revenue interruption from the Fair Housing software development will be more than offset by future commercial activity derived from the new software.  Thirdly timing, a number of the contracts the company received were not completed until the 3rd quarter of 2011 and fourthly contract approval delays, due to various prospective client budget concerns and/or economic constraints various prospective clients approval times have been protracted as both public and private sectors are scrutinizing and protracting the approval process as a result of the Nation’s economic circumstances.  As the Company continues to be awarded contracts and the ADA laws are absolute the Company views the above referenced circumstances as short term in nature and not reflective of a permanent change in the business environment.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2011 decreased by $88,827, or 26%, to $248,947 for the six months ended June 30, 2011 from $337,774 for the six months ended June 30, 2010. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $62,155 and travel expense decreased by $24,510 from 2010 as a result of reduced travel and associated expenses related to reduced inspection activity in the first quarter of 2011 and the result of the capitalization of compensation related to the development of software designed for Fair Housing inspections.

Selling Expenses

Selling expenses for the six months ended June 30, 2011 decreased by $2,504 to $52,376 for the six months ended June 30, 2011 from $54,880 for the six months ended June 30, 2010. The primary decrease in selling expenses consisted of reduced compensation cost as a result of capitalized labor related to the Fair Housing software development during 2011.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2011 decreased by $37,858 or 10%, to $349,257 for the six months ended June 30, 2011 from $387,115 for the six months ended June 30, 2010. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The decrease in general and administrative expenses resulted primarily from various increases and decreases in these components.

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

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the six months ended June 30, 2011 was a net expense of $24,106 as compared to $34,179 for the six months ended June 30, 2010.  The decrease of $10,073 is related to the reduction of interest expense of $10,073.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital deficiency of $24,830. Cash used by operations was $151,167 during the three months ended June 30, 2011. A loss of $187,344 was offset by a non-cash charge of $49,282 for depreciation and amortization, along with a decrease in accounts payable and other current liabilities of $22,684, offset by an increase in accounts receivable of $10,912. Cash used by investing activities for the six months ended June 30, 2011 was $66,384 related to cash used for software development. Cash used by financing activities for the six months ended June 30, 2011 was $40,000 related to loans made to employees.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q		10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q		10.2	9/28/2009
10.3	Agreement for ADA Consulting Services		10/A#5		10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K		10.4	3/12/2010
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#4		99.2	11/10/2009
99.3	The 2008 County Business Patterns and 2007 Economic Census		10-K		99.3	3/22/2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Disability Access Corporation Form 10Q for the period ended June 30, 2011	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer (Principal Accounting, Executive and Financial Officer) and Chairman of the Board of Directors

By: /s/ Phillip Flaherty Phillip Flaherty Director