Form 10-K/A
period 2010-12-31
Disability Access Corp
filed 2011-08-26
CIK 1382085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53538

DISABILITY ACCESS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-5702367
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

720 W. Cheyenne Ave. Suite 210 North Las Vegas, NV	89030
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 882-3999
Registrant’s facsimile number, including area code.	(702) 475-5222

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
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

Explanatory Note:

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”) Disability Access Corporation is filing this Amendment No. 1 to our Annual Report on Form 10-K filed on March 22, 2011 to amend Item 9A, Item 12 and to correct a typographical error in the report of independent registered public accounting firm.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-17.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

	Number of Shares Beneficially Owned		Percentage of Class (2)
Name and Address(1)		Class
Peter Chin(7)	2,141,826,893	Common (8) (9)	88%
CEO, President and Chairman	10,000,000 8,000,000	Series A Preferred(3) Series C Preferred (5)	100% 100%

Sandy Chin(5)	5,000,014	Common	*

Phillip Flaherty Director	6,166,671	Common	*

All directors and executive officers(2 persons)	2,147,993,564 10,000,000 8,000,000	Common Series A Preferred(3) Series C Preferred(5)	88% 100% 100%

Barbara Thorpe	-0- 1,000,000	Common Series B Preferred(4)	* 100%

ECG International, Inc. 8880 Rio San Diego Drive 8th Floor San Diego, CA 92108	221,405,400	Common	9%
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

7)   Peter Chin beneficially controls 2,141,826,893 of fully diluted common stock. This represents 88% of the common voting stock on a fully diluted basis.

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

PART IV.

ITEM 15.

EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q		10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q		10.2	9/28/2009
10.3	Agreement for ADA Consulting Services		10/A#5		10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K		10.4	3/12/2010
21	List of Subsidiaries		10-K		21	3/22/2011
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#4		99.2	11/10/2009
99.3	The 2008 County Business Patterns and 2007 Economic Census	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISABILITY ACCESS CORPORATION

Date: August 26, 2011	By:	/s/ Peter Chin
Peter Chin Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)

Date: August 26, 2011	By:	/s/ Phillip Flaherty Phillip Flaherty Director

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

March 18, 2011

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

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2010 and 2009 as follows:

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