Form 10-Q
period 2011-09-30
Disability Access Corp
filed 2011-11-14
CIK 1382085

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2011, the issuer had 2,337,676,200shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DISABILITY ACCESS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 201,310	$ 343,969
Accounts receivable, net of allowance of $1,448	143,437	224,528
Employee note receivable	15,000	-
Other current assets	16,907	26,456
Total current assets	376,654	594,953

Property and equipment, net of accumulated depreciation
of $442,648 and $367,900, respectively	215,688	224,052

Goodwill	908,712	908,712
Employee note receivable	25,000	-
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,530,439	$ 1,732,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 146,912	$ 120,922
Accrued expenses	226,051	251,679
Income tax payable	2,979	4,979
Deferred revenue	20,750	10,333
Payable to related party for common stock repurchase	15,000	-
Advances from related parties	14,650	3,150
Total current liabilities	426,342	391,063

Note payable, related party	603,189	603,189

Total liabilities	1,029,531	994,252

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding,	10	10
Preferred stock Series C, $.00001 par value; 20,000,000 shares authorized, 8,000,000 shares issued and outstanding,	80	80
Common stock, $.00001 par value; 2,445,000,000 shares authorized, 2,337,676,200 and 2,437,676,200 shares issued and outstanding, respectively	23,377	24,377
Additional paid-in capital	1,681,565	1,694,739
Accumulated deficit	(1,204,224)	(981,456)

Total stockholders' equity	500,908	737,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,530,439	$ 1,732,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$ 366,800	$ 388,749	$ 854,142	$ 1,292,140
Cost of sales	151,063	180,026	400,010	517,800

Gross profit	215,737	208,723	454,132	774,340

Operating costs and expenses
Selling expense	28,849	25,168	81,225	80,048
General and administrative	210,446	191,117	559,703	578,232

Total operating costs and expenses	239,295	216,285	640,928	658,280

Income (loss) from operations before other expense	(23,558)	(7,562)	(186,796)	116,060

Interest expense, net	(11,866)	(13,505)	(35,972)	(47,684)
Loss on extinguishment of debt	-	-	-	(34,046)

Net income (loss)	$ (35,424)	$ (21,067)	$ (222,768)	$ 34,330

Income (loss) per common share,	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00
Diluted

Weighted average shares outstanding,
Basic	2,423,545,765	2,437,676,200	2,432,914,295	2,437,676,200
Diluted	2,423,545,765	2,437,676,200	2,432,914,295	11,883,018,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
	2011	2010

Cash flows from operating activities:
Net (loss) income	$ (222,768)	$ 34,330
Adjustments to reconcile net (loss) income to net
cash (used) provided by operating activities:
Depreciation and amortization	74,748	90,910
Loss on extinguishment of debt	-	34,046
Loss on disposition of property and equipment	-	361
Stock based compensation	826	222
Accrued interest on related party loans, net	-	38,646
Decrease (increase) in assets:
Accounts receivable	81,091	39,386
Other current assets	9,549	(21,456)
Deposits	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	362	(3,897)
Deferred revenue	10,417	-
Income tax payable	(2,000)	-

Cash (used) provided by operating activities	(47,775)	212,548

Cash flows from investing activities:
Cash paid for fixed assets	(66,384)	(30,378)

Cash used by investing activities	(66,384)	(30,378)

Cash flows from financing activities:
Employee notes receivable	(40,000)	-
Advances from related party	11,500	3,150
Payments on notes and capital leases	-	(14,265)
Payments on related party notes	-	(65,010)

Cash used by financing activities	(28,500)	(76,125)

Net (decrease) increase in cash	(142,659)	106,045
Cash, beginning of period	343,969	148,829
Cash, end of period	$ 201,310	$ 254,874

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 46,798	$ 33,946
Cash paid for income taxes	$ 2,000	$ -

Non-cash financial activities:

Accrued interest on related party notes added to principal	$ -	$ 18,142
Current related party note payable reclassified as long term	-	461,582
Debentures payable assigned to third party	-	141,606
Issuance of preferred stock pursuant to divestiture agreement	-	10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared by DBYC pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2010 as disclosed in the company's Form 10-K as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2011.

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

Concentrations

Customers:

During the nine months ended September 30, 2011 and 2010, two and four customers, respectively, accounted for 38% and 59%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2011 and 2010. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At September 30, 2011, two customers accounted for a total of 69% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at September 30, 2011.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, "Earnings Per Share.” The assumed exercise of common stock equivalents was not utilized for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 since the effect would be anti-dilutive. Weighted average common stock equivalents of 9,445,341,881 were included in the calculation of diluted earnings per share for the nine months ended September 30, 2010. There were 10,808,594,444 and10,802,222,200 common stock equivalents outstanding at September 30, 2011 and 2010, respectively (see Note 4).

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

Fair Value Measurements

ASC Topic 820 “Fair Value Measurement” defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes the following three levels of inputs that may be used:

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

The table below summarizes the fair values of our financial liabilities as of September 30, 2011:

	Fair Value at	Fair Value Measurement Using
	September 30, 2011	Level 1	Level 2	Level 3

Note payable, related party	$603,189	$-	$-	$603,189
	$603,189	$-	$-	$603,189

Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, result of operations or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2010 we repaid $45,009 of principal to an officer of DAC. During 2011 we paid the remaining accrued interest of $10,825 to this officer.

During the third quarter of 2011 we received $11,500 in working capital advances from related parties.

During the third quarter of 2011 we repurchased 100,000,000 shares of our common stock from Peter Chin for an agreed price of $15,000. The shares were returned to the Company and cancelled during the third quarter. The payment to Peter Chin has not yet been made and is reflected as a current liability at September 30, 2011.

NOTE 4 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

On February 23, 2010, PTS, Inc. exchanged 10,000,000 Preferred Series A plus 1,175,126,879 common stock to Mr. Peter Chin and Mr. Peter Chin maintains control after the divestiture.

As of September 30, 2011, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 10,700,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, controls 8,000,000 shares of Series C Preferred Stock that are convertible into 800,000,000 common shares of the Company.

After giving consideration to the convertible preferred stock held by Mr. Chin, our remaining common stock equivalents exceed our common shares available for issuance by approximately 9,900,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin has control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at September 30, 2011.

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

In connection with their employment agreements, we have granted to two employees an aggregate of 1,020,500 shares of convertible preferred stock. Of these shares, 1,000,000 convert on a 1 for 1 common share basis and 20,500 convert on a 1 for 100 common share basis. At September 30, 2011, 964,945 of the preferred shares have vested (but are not issued) and the remaining shares will vest through February 1, 2012. During the three and nine months ended September 30, 2011 we have recorded $17 and $566, respectively, of expense related to the stock grants.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. Pursuant to her employment contract, Ms. Thorpe received a stock grant of 100,000 shares of Preferred Series C stock. The grant vests in equal annual installments of 33,334 shares over the three year term of the contract. We have valued the grant at $1,000, based on the value of the underlying shares of common stock. During the three months ended September 30, 2011 and 2010 we have recognized $83 and $83, respectively, of expense related to this stock grant. During the nine months ended September 30, 2011 and 2010 we have recognized $250 and $222, respectively, of expense related to this stock grant.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC. As a part of the divestiture agreement Ms. Thorpe was required to exchange her one million dollars’ worth of Preferred Series E shares in PTS for one million dollars’ worth of DBYC Preferred Series B shares.  DBYC, in settlement of its obligations to PTS, Inc. for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc. Preferred Series E shares for such obligations. We have recorded a capital transaction valued at $10, or $0.00001 per share, in connection with the issuance of the one million shares of Preferred Series B.

NOTE 6 – PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2011 we capitalized $49,957 of costs related to the development of software products for which technological feasibility has been achieved.  The developed software is designed to facilitate inspections related to fair housing, and has since been used for commercial activity.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 25, 2011 the Board of Directors approved a reduction in the amount of authorized shares of Preferred Series C from 40,000,000 shares to 20,000,000 shares. The Board also approved the designation of 20,000,000 shares of Preferred Series D stock, par value $0.00001 per share. Each share of Preferred Series D stock can be converted into 1 share of Common stock, par value $0.00001.

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

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization.DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are substantially complete towards a similar product service and system comparable in nature and method to our existing ADA software and services.  We have placed the Fair Housing software products into service for commercial utilization in the first quarter of 2011 and have since begun revenue generation.

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

From January 1, 2008 through September 30, 2011, the Company has benefited, and continues, to-date, to benefit from a contract with Yum Restaurant Services Group, Inc., a large international Quick Service Restaurant (QSR) chain. DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period the Company enjoyed approximately 30% in 2009, approximately 28% in 2010 and for the first nine months of 2011 approximately 24% of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term; however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges the client an original inspection fee for each restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2009 and a lesser degrees in 2010 and the first nine months of 2011, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the Company has experienced quarters where the activity from the client was nominal and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, the Company has had significant other client activity such that the Company finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

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

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

3 http://factfinder.census.gov/servlet/IBQTable?_bm=y&-geo_id=&-ds_name=SB0700CSA15&-_lang=en

The 2008 County Business Patterns and 2007 Economic Censuswas filed as Exhibit 99.3 to the Company’s Form 10-K filed on March 22, 2011.

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

Results of Operations.

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010.

Revenue

Total revenue was $366,800 for the three months ended September 30, 2011compared to $388,749 during the three months ended September 30, 2010, a decrease of $21,949, or 5.6%. The decrease in revenue resulted from two principal reasons: first timing, a number of the contracts the company received were not completed until the 4th quarter of 2011 and secondly contract approval delays, due to various prospective client budget concerns and/or economic constraints various prospective clients approval times have been protracted as both public and private sectors are scrutinizing and protracting the approval process as a result of the Nation’s economic circumstances.  As the Company continues to be awarded contracts and the ADA laws are absolute the Company views the above referenced circumstances as short term in nature and not reflective of a permanent change in the business environment.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2011 decreased by $28,963, or 16%, to $151,063 for the three months ended September 30, 2011 from $180,026 for the three months ended September 30, 2010. The components of cost of revenue are compensation costs of inspection staff and travel expense.The majority of the decrease in cost of revenue came from equipment and supplies consumedwhich decreased by approximately $26,000 from 2010.

Selling Expenses

Selling expenses for the three months ended September 30, 2011 increased by $3,681 to $28,849 for the three months ended September 30, 2011 from $25,168 for the three months ended September 30, 2010. The primary increase in selling expenses consisted of increased costs related tomarketing and promotion in 2011.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2011 increased by $19,329 or 11%, to $210,446 for the three months ended September 30, 2011 from $191,117for the three months ended September 30, 2010. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation amongst other expense items. The increase in general and administrative expenses resulted primarily from an increase in equipment expenses of approximately $15,000 and repair and maintenance expenses within the quarter of approximately $4,000 along with various increases and decreases in the components of this category.

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

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the three months ended September 30, 2011 was a net expense of $11,866 as compared to $13,505 for the three months ended September 30, 2010.  The decrease of $1,639 is related to a decrease in interest expense of $1,639, resulting from a decrease in a note payable to an officer.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010.

Revenue

Total revenue was $854,142 for the nine months ended September 30, 2011 compared to $1,292,140 during the nine months ended September 30, 2010, a decrease of $437,998, or 34%. The decrease in revenue resulted from three principal reasons: first the company, in an effort to capitalize on growing demand for software to support inspections related to the Fair Housing Act, devoted material executive and staff time to develop and test the internally developed software, which had a short term consequence of decreasing first quarter revenue activity.  Secondly, the first quarter of the prior year enjoyed the revenue timing from the conclusion of a certain large project that directly contributed approximately $160,000 in the first quarter of the 2010 period.  It is the Company's belief that the first quarter revenue interruption from the Fair Housing software development will be more than offset by future commercial activity derived from the new software.  Thirdly contract approval delays, due to various prospective client budget concerns and/or economic constraints various prospective clients approval times have been protracted as both public and private sectors are scrutinizing and protracting the approval process as a result of the Nation’s economic circumstances.  As the Company continues to be awarded contracts and the ADA laws are absolute the Company views the above referenced circumstances as short term in nature and not reflective of a permanent change in the business environment.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2011 decreased by $117,790, or 23%, to $400,010 for the nine months ended September 30, 2011 from $517,800 for the nine months ended September 30, 2010. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by approximately $70,000 and travel expense decreased by approximately $22,000 from 2010 as a result of reduced travel and associated expenses related to reduced inspection activity in the first quarter of 2011 and the result of the capitalization of compensation related to the development of software designed for Fair Housing inspections. Equipment and supplies consumed decreased by approximately $26,000 from 2010 to 2011.

Selling Expenses

Selling expenses for the nine months ended September 30, 2011 increased by $1,177 to $81,225 for the nine months ended September 30, 2011 from $80,048 for the nine months ended September 30, 2010. The primary increase in selling expenses consisted of increased costs related to new marketing and promotional activity in 2011.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2011 decreased by $18,529 or 3%, to $559,703 for the nine months ended September 30, 2011 from $578,232 for the nine months ended September 30, 2010. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, and include insurance, rent and depreciation. The decrease in general and administrative expenses resulted primarily from various increases and decreases in these components.

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

Interest Expense and Loss on Extinguishment of Debt (Other income/expense)

Other income/expense for the nine months ended September 30, 2011 was a net expense of $35,972 as compared to $81,730 for the nine months ended September 30, 2010.  The decrease of $45,758 is related to the reduction of interest expense of $11,712 and a decrease in loss on extinguishment of debt of $34,046.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital deficiency of $49,688. Cash used by operations was $47,775 during the nine months ended September 30, 2011. For the nine months ended September 30, 2011 a loss of $222,768 was offset by a non-cash charge of $74,748 for depreciation and amortization and decreases in accounts receivable of $81,091 and other current assets of $9,549 and an increase in deferred revenue of $10,417. Cash used by investing activities for the nine months ended September 30, 2011 was $66,384related to cash used for software development. Net cash used by financing activities for the nine months ended September 30, 2011 was $28,500related to loans made to employees of $40,000, offset by loans received from related parties of $11,500.

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

Risks Relating to Our Business

Our Stock is Thinly Traded, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements.

We have been cleared for quotation on the OTC Bulletin Board. Shares of our common stock could be thinly traded on the OTC Bulletin Board electronic trading platform, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. As of the date of this report, the Depository Trust Company has a pending global lock on the trading of the Company’s common stock.

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

Obtaining Additional Capital Through the Sale of Common Stock Will Result in Dilution ofShareholder Interests.

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

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in Disability Access Corporationwould be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults UponSenior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Disability Access Corporation Articles		10/A#6		3.1	3/25/2010
3.2	Disability Access Corporation Amendment of Articles		10/A #6		3.2	3/25/2010
3.3	Disability Access Corporation By-Laws		10A#6		3.3	3/25/2010
4.1	Specimen Stock Certificate		10		4.1	12/24/2008
10.1	Services Agreement dated April 7, 2009 between Disability Access Consultants, Inc. and Tuolumne JPA and member Districts (JPA)		10-Q		10.1	9/28/2009
10.2	Services Agreement dated July 30, 2009 between Disability Access Consultants, Inc. and Sacramento City Unified School District		10-Q		10.2	9/28/2009
10.3	Agreement for ADA Consulting Services		10/A#5		10.3	12/23/2009
10.4	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.		8-K		10.4	3/12/2010
99.2	The 2002 County Business Patterns and 2002 Economic Census		10/A#4		99.2	11/10/2009
99.3	The 2008 County Business Patterns and 2007 Economic Census		10-K		99.3	3/22/2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

*  Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer (Principal Accounting, Executive and Financial Officer) and Chairman of the Board of Directors

By: /s/ Phillip Flaherty Phillip Flaherty Director