Form 10-Q/A
period 2011-09-30
Disability Access Corp
filed 2012-03-16
CIK 1382085

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

EXPLANATORY NOTE

Disability Access Corporation (the "Company") is filing this Amendment No. 1 to Form 10-Q (the "Amendment") to amend its quarterly report for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011 (the "Original Filing"). The purpose of this Amendment is to amend financial footnote 1 and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview to clarify company history.

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28
PART II
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	[Removed and Reserved]	28
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DISABILITY ACCESS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 201,310	$ 343,969
Accounts receivable, net of allowance of $1,448	143,437	224,528
Employee note receivable	15,000	-
Other current assets	16,907	26,456
Total current assets	376,654	594,953

Property and equipment, net of accumulated depreciation
of $442,648 and $367,900, respectively	215,688	224,052

Goodwill	908,712	908,712
Employee note receivable	25,000	-
Deposits	4,385	4,385

TOTAL ASSETS	$ 1,530,439	$ 1,732,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 146,912	$ 120,922
Accrued expenses	226,051	251,679
Income tax payable	2,979	4,979
Deferred revenue	20,750	10,333
Payable to related party for common stock repurchase	15,000	-
Advances from related parties	14,650	3,150
Total current liabilities	426,342	391,063

Note payable, related party	603,189	603,189

Total liabilities	1,029,531	994,252

Stockholders' equity
Preferred stock Series A, $.00001 par value; 10,000,000 shares authorized, issued and outstanding,	100	100
Preferred stock Series B, $.00001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding,	10	10
Preferred stock Series C, $.00001 par value; 20,000,000 shares authorized, 8,000,000 shares issued and outstanding,	80	80
Common stock, $.00001 par value; 2,445,000,000 shares authorized, 2,337,676,200 and 2,437,676,200 shares issued and outstanding, respectively	23,377	24,377
Additional paid-in capital	1,681,565	1,694,739
Accumulated deficit	(1,204,224)	(981,456)

Total stockholders' equity	500,908	737,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,530,439	$ 1,732,102

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

DISABILITY ACCESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

Disability Access Corporation (the “Company” or “DBYC”) presently has one subsidiary company, Disability Access Consultants, Inc. Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our former parent company, acquired Power-Save Energy Corp, a Delaware corporation, on or about September 7, 2006.  On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation.

Our former parent company, PTS, Inc., purchased Power-Save Energy Corp. a Delaware corporation on September 7, 2006. Power-Save Energy Corporation was formed in March 15, 2005.

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

Company Overview

Disability Access Corporation (the “Company” or “DBYC”) presently has one subsidiary company, Disability Access Consultants, Inc. Disability Access Corporation (“our”, “us”, “we”, “DBYC” or the “Company”) was incorporated in the state of Nevada on December 15, 2004 under the name of PTS Cards, Inc. and it was name changed to Disability Access Corporation on November 8, 2006. PTS, Inc, our former parent company, acquired Power-Save Energy Corp, a Delaware corporation, on or about September 7, 2006.  On November 15, 2005, PTS, Inc. purchased Disability Access Consultants, Inc. (“DAC”). On October 11, 2006, PTS, Inc. renamed Power-Save Energy Corp. to Disability Access Corporation (“DBYC Delaware”). On October 17, 2006 DAC signed a merger agreement with DBYC Delaware to be effective on January 2, 2007 with DBYC Delaware to be the surviving corporation.

Our former parent company, PTS, Inc., purchased Power-Save Energy Corp. a Delaware corporation on September 7, 2006. Power-Save Energy Corporation was formed in March 15, 2005.

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

Dated: March 16, 2012

Disability Access Corporation
By: /s/ Peter Chin Peter Chin, Chief Executive Officer, Chief Financial Officer (Principal Accounting, Executive and Financial Officer) and Chairman of the Board of Directors